Form 10-Q
period 1996-03-31
DLB OIL & GAS INC
filed 1996-05-15
CIK 945982

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No 0-26484

                              DLB OIL & GAS, INC.
             (Exact name of registrant as specified in its charter)

                    OKLAHOMA                           73-1358299
         (State or other jurisdiction of       (IRS Employer Identification No.)
         incorporation of organization)

         1601 NORTHWEST EXPRESSWAY, SUITE 700
         OKLAHOMA CITY, OKLAHOMA                              73118-1401
         (Address of principal executive offices)             (Zip Code)

         Registrant's telephone number, including area code (405) 848-8808

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90
         days.  Yes  X       No
                    ---         ---

         The number of shares outstanding of Registrant's common stock, $.001 par value, as of April 30, 1996 was 12,975,000.

                              DLB OIL & GAS, INC.

                               TABLE OF CONTENTS
                           FORM 10-Q QUARTERLY REPORT


PART I.  FINANCIAL INFORMATION

   Item 1.       Consolidated Financial Statements:

                     Consolidated Balance Sheets
                     March 31, 1996 (Unaudited) and December 31, 1995 (Audited)               3

                     Consolidated Statements of Operations (Unaudited)
                     For the Three Months Ended
                     March 31, 1996 and1995                                                   4

                     Statements of Consolidated Shareholders' Equity
                     As of December 31, 1994 and 1995 (Audited)
                     and March 31, 1996 (Unaudited)                                           5

                     Consolidated Statements of Cash Flows (Unaudited)
                     For the Three Months Ended
                     March 31, 1996 and 1995                                                  6

                     Notes to Consolidated Financial Statements                               7

   Item 2.       Management's Discussion and Analysis of
                 Results of Operations and Financial Condition                               11


PART II.  OTHER INFORMATION

   Item 6.       Exhibits and Reports on Form 8-K                                            16

                 Signatures                                                                  18

PART 1. FINANCIAL INFORMATION
   Item 1.

                          DLB OIL & GAS, INC.
                      CONSOLIDATED BALANCE SHEETS

                                 ASSETS


                                                                          MARCH 31,       DECEMBER 31,
                                                                        ------------     -------------
                                                                           1996              1995
                                                                        ------------     -------------
                                                                         (UNAUDITED)       (AUDITED)

Current assets:
   Cash and cash equivalents                                            $  9,344,000     $  14,313,000
   Accounts receivable                                                     3,212,000         4,850,000
   Prepaid expenses                                                          199,000           324,000
                                                                        ------------     -------------
             Total current assets                                         12,755,000        19,487,000
Property and equipment - at cost, based on the full cost                ------------     -------------
   method of accounting for oil and natural gas properties (Notes 6&7):
     Oil and natural gas properties subject to amortization               64,510,000        62,275,000
     Oil and natural gas properties not subject to amortization           12,737,000        10,037,000
     Natural gas processing plants and gathering systems                   1,111,000         3,094,000
     Saltwater disposal system                                             1,119,000         1,119,000
     Other property and equipment                                          1,021,000           948,000
                                                                        ------------     -------------
                                                                          80,498,000        77,473,000
     Accumulated depreciation, depletion and amortization                (19,908,000)      (18,812,000)
                                                                        ------------     -------------
                                                                          60,590,000        58,661,000
                                                                        ------------     -------------
Investments (Note 3)                                                       3,675,000              --
Other assets                                                                  58,000            59,000
                                                                        ------------     -------------
                   Total assets                                         $ 77,078,000     $  78,207,000
                                                                        ============     =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Trade accounts payable                                               $  2,172,000     $   3,853,000
   Revenue and royalty distributions payable                               1,108,000         1,527,000
   Drilling advances and other liabilities                                   511,000           190,000
   Accrued liabilities                                                       210,000           193,000
                                                                        ------------     -------------
             Total current liabilities                                     4,001,000         5,763,000
                                                                        ------------     -------------
Deferred income tax liability (Note 4)                                    13,209,000        12,900,000

Shareholders' equity (Note 5):
   Preferred stock, 5,000,000 shares authorized; no shares
     issued and outstanding                                                     --                --
   Common stock, 130,000,000 shares authorized; 13,000,000
     shares issued; 12,975,000 and 13,000,000 outstanding
     at March 31, 1996 and December 31, 1995, respectively                    13,000            13,000
   Additional paid in capital                                             57,910,000        57,910,000
   Retained earnings                                                       2,126,000         1,621,000
   Treasury stock (25,000 shares at March 31, 1996, at cost)                (181,000)             --
                                                                        ------------     -------------
             Total shareholders' equity                                   59,868,000        59,544,000
                                                                        ------------     -------------
                   Total liabilities and shareholders' equity           $ 77,078,000     $  78,207,000
                                                                        ============     =============


      See accompanying notes to consolidated financial statements

                              DLB OIL & GAS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             1996            1995
                                                                         -----------     -----------
Revenues:
          Oil and natural gas sales                                      $ 4,481,000     $ 4,240,000
          Natural gas gathering, processing  and transportation, net          77,000         664,000
          Interest                                                           183,000          26,000
          Other                                                               13,000         339,000
                                                                         -----------     -----------
                                                                           4,754,000       5,269,000

Expenses:
          Lease operating                                                  1,211,000       1,238,000
          Depreciation, depletion, and amortization                        1,794,000       1,631,000
          General and administrative                                         727,000         329,000
          Interest                                                              --           179,000
          Loss on sale of assets (Note 6)                                    208,000            --
                                                                         -----------     -----------
                                                                           3,940,000       3,377,000
                                                                         -----------     -----------

Income before income taxes                                                   814,000       1,892,000

Deferred income taxes (Note 4)                                               309,000            --
Pro forma income taxes (Note 4)                                                 --           757,000
                                                                         -----------     -----------
Net income                                                               $   505,000     $ 1,135,000
                                                                         ===========     ===========
Net income per common share                                              $      0.04     $      0.11
                                                                         ===========     ===========

Weighted average common shares outstanding                                12,987,500      10,000,000
                                                                         ===========     ===========

          See accompanying notes to consolidated financial statements

                              DLB OIL & GAS, INC.
                          CONSOLIDATED STATEMENTS OF
                             STOCKHOLDERS EQUITY



                                                                            THREE MONTHS ENDED    YEAR ENDED DECEMBER 31,
                                                                            ------------------  -------------------------
                                                                              MARCH 31, 1996        1995          1994
                                                                            ------------------  -----------    ----------
                                                                              (UNAUDITED)         (AUDITED)    (AUDITED)
Common stock - shares outstanding:
        Balance, beginning of period                                          13,000,000           --             --
        Issuance of stock in connection with the Merger                             --       10,000,000           --
        Sale of stock in connection with the public offering, net of costs          --        3,000,000           --
                                                                            ------------   ------------   ------------
        Balance, end of period                                                13,000,000     13,000,000           --
                                                                            ============   ============   ============

Common stock - amount:
        Balance, beginning of period                                        $     13,000   $       --     $       --
        Issuance of stock in connection with the Merger                             --           10,000           --
        Sale of stock in connection with the public offering, net of costs          --            3,000           --
                                                                            ------------   ------------   ------------
        Balance, end of period                                              $     13,000   $     13,000   $       --
                                                                            ============   ============   ============

Additional paid in capital:
        Balance, beginning of period                                        $ 57,910,000   $       --     $       --
        Issuance of stock in connection with the Merger                             --       31,017,000           --
        Sale of stock in connection with the public offering, net of costs          --       26,893,000           --
                                                                            ------------   ------------   ------------
        Balance, end of period                                              $ 57,910,000   $ 57,910,000   $       --
                                                                            ============   ============   ============

Retained earnings:
        Balance, beginning of period                                        $  1,621,000   $       --     $       --
        Post-public offering net income                                             --        1,621,000           --
        Net income                                                               505,000           --             --
                                                                            ------------   ------------   ------------
        Balance, end of period                                              $  2,126,000   $  1,621,000   $       --
                                                                            ============   ============   ============

Treasury stock:
        Balance, beginning of period                                        $       --     $       --     $       --
        Repurchase of stock (Note 5)                                            (181,000)          --     $       --
                                                                            ------------   ------------   ------------
        Balance, end of period                                              $   (181,000)  $       --     $       --
                                                                            ============   ============   ============

Total:
        Balance, beginning of period                                        $ 59,544,000   $       --     $       --
        Issuance of stock in connection with the Merger                             --       31,027,000           --
        Sale of stock in connection with the public offering, net of costs          --       26,896,000           --
        Post-public offering net income                                             --        1,621,000           --
        Repurchase of stock (Note 5)                                            (181,000)          --             --
        Net income                                                               505,000           --             --
                                                                            ------------   ------------   ------------
        Balance, end of period                                              $ 59,868,000   $ 59,544,000   $       --
                                                                            ============   ============   ============

Combined shareholders' equity:
        Balance, beginning of period                                        $       --     $ 39,012,000   $ 30,164,000
        Contributed capital                                                         --            4,000      2,138,000
        Distributions to stockholders                                               --       (1,192,000)    (3,196,000)
        Pre-public offering net income (loss)                                       --       (6,797,000)     9,906,000
        Issuance of stock in connection with the Merger                             --      (31,027,000)          --
                                                                            ------------   ------------   ------------
        Balance, end of period                                              $       --     $       --     $ 39,012,000
                                                                            ============   ============   ============

          See accompanying notes to consolidated financial statements.

                              DLB OIL & GAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ---------------------------
                                                                                       1996            1995
                                                                                   ------------   ------------
Cash flows from operating activities:
      Net income                                                                   $    505,000   $  1,135,000
      Adjustments to reconcile net income
             to net cash provided by operating activites:
                   Depreciation, depletion, and
                        amortization                                                  1,794,000      1,631,000
                   Pro forma income taxes                                                  --          757,000
                   Deferred income taxes                                                309,000           --
                   Loss on sale of assets                                               208,000           --
                   (Increase) decrease in accounts receivable                         1,638,000       (107,000)
                   (Increase) decrease in prepaid expenses                              125,000       (188,000)
                   Decrease in accounts payable, distributions payable
                        and accrued liabilities                                      (2,082,000)    (1,955,000)
                   Increase (decrease) in drilling advances and other liabilities       321,000       (208,000)
                                                                                   ------------   ------------
                        Net cash provided by operating activities                     2,818,000      1,065,000
                                                                                   ------------   ------------

Cash flows from investing activities:
      Expenditures for property and equipment                                        (5,303,000)    (3,138,000)
      Purchase of investments and note advances                                      (3,683,000)       (26,000)
      Proceeds from sales of assets                                                   1,380,000           --
                                                                                   ------------   ------------
                        Net cash used in investing activities                        (7,606,000)    (3,164,000)
                                                                                   ------------   ------------

Cash flows from financing activities
      Proceeds of long-term debt                                                           --        1,000,000
      Contributed capital                                                                  --            4,000
      Distributions to shareholders                                                        --         (481,000)
      Purchase of treasury stock                                                       (181,000)          --
                                                                                   ------------   ------------
                        Net cash provided by (used in) financing activities            (181,000)       523,000
                                                                                   ------------   ------------

Net increase (decrease) in cash and cash equivalents:                                (4,969,000)    (1,576,000)

Cash and cash equivalents beginning of year                                          14,313,000      3,059,000
                                                                                   ------------   ------------
Cash and cash equivalents end of year                                              $  9,344,000   $  1,483,000
                                                                                   ============   ============

Supplemental cash flow information:
      Cash payments for interest                                                   $       --     $    186,000
                                                                                   ============   ============

          See accompanying notes to consolidated financial statements

                              DLB OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1996 AND 1995



(1)      ORGANIZATION AND DESCRIPTION OF BUSINESS

         DLB Oil & Gas, Inc. (DLB or the Company) engages primarily in the exploration for and development of shallow crude oil and natural gas fields. The Company focuses its efforts and is one of the most active explorers in Oklahoma and Kansas. The Company also engages to a lesser extent, in the gathering, processing, transportation and marketing of hydrocarbons and conducts secondary oil recovery activities.

         The accompanying consolidated financial statements covering periods prior to July 20, 1995, the date of the merger of Davidson Oil and Gas, Inc. (Davidson) into DLB, include each of their accounts and their proportionate share of a venture involved in the production of oil and natural gas and in the gathering, processing and transporting of natural gas. Due to the nature of a joint venture agreement between the Company and Davidson, the Company and Davidson were considered to be under common control prior to the merger.

         The accompanying consolidated financial statements covering periods on or after July 20, 1995, include the consolidated accounts of the Company and its wholly owned subsidiaries, and its proportionate share of a venture involved in the production of oil and natural gas and in the gathering, processing and transporting of natural gas. All intercompany transactions and balances have been eliminated in consolidation.


(2)      INITIAL PUBLIC OFFERING

         On July 25, 1995, the Company issued 3,000,000 shares of common stock through a public offering at $10 per share. Net proceeds to the Company from the offering, after selling and offering costs, were $26,896,000. The Company used $11,231,000 of these proceeds to retire indebtedness under its revolving line of credit facilities.


(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in DLB's 1995 annual report on Form 10-K.

                              DLB OIL & GAS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)





         In the opinion of DLB's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of the Company and its subsidiaries as of March 31, 1996, and the results of their operations and their cash flows for the three month periods ended March 31, 1996 and 1995.

         Other Investments

         During the first three months of 1996, the Company acquired $11,627,000 of senior unsecured notes in open market transactions for $3,675,000. The notes were issued by an oil and gas company that had previously filed for Chapter 11 reorganization.


(4)      INCOME TAXES

         Prior to the merger and initial public offering, the Company and Davidson filed separate income tax returns as Subchapter S corporations under the provisions of the Internal Revenue Code. The Company's S election terminated upon the merger and initial public offering. As a result of the Company's termination of the S election, the Company recognized a charge against operations in the amount of $11,500,000 for deferred income taxes during 1995. The charge represented the tax effect of the difference between the financial statement carrying values and the income tax basis of the Company's assets and liabilities on the date the S election was terminated.

         Tax strategies implemented by the shareholders prior to the merger are not reflective of the results that the Company would have achieved if the Company had been directly subject to income taxes. Therefore, results of the operations for the periods prior to the offering, reflect a pro forma provision for income tax expense at a rate of approximately 40% (based upon blended Federal and state rates) of income before taxes.


 (5)     SHAREHOLDERS' EQUITY

         Effective with the merger of the Company and Davidson, the capital structure of the Company consisted of 130,000,000 authorized common shares ($.001 par value) with 10,000,000 shares outstanding along with 5,000,000 authorized preferred shares with no preferred shares outstanding. The former shareholders of DLB and Davidson hold 10,000,000 shares of the Company's common stock. For financial reporting purposes, combined shareholder's equity at the date of the merger was converted into the Company's common stock and additional paid-in-capital.

                              DLB OIL & GAS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)





         As detailed in Note 2, the Company issued 3,000,000 shares of common stock through a public offering at $10 per share.

         On February 8, 1996, the Company announced a common stock repurchase plan. Under terms of the plan, up to $5,000,000 of common stock can be repurchased from time to time. On February 7, 1996, approximately 25,000 shares were repurchased for $181,000. Repurchased stock is held as treasury stock by the Company.

         In connection with the public offering, the Company issued stock options covering 1,625,000 shares of common stock to its employees. Options for 1,300,000 shares vest and are exercisable at $10 per share in 20 equal quarterly installments which commenced with the quarter ended October 31, 1995. The remaining 325,000 options vest in five equal annual installments commencing January 1, 1996 and are exercisable at $10 per share. As of March 31, 1996, 195,000 options have vested and are exercisable.


(6)      SETTLEMENT OF CONTINGENCY

         In February 1996, the Company settled claims that it had submitted to arbitration against a joint venture partner alleging breach of contract and tortuous conduct. The claims arose under the terms of the Carmen Field Joint Venture Agreement dated May 26, 1993, between the Company and Magic Circle Acquisition Corporation ("Magic Circle"). The Company settled its claims by the agreement dated February 9, 1996. The settlement agreement provided for mutual releases of all claims arising out of the Carmen Field Joint Venture ("CFJV"), dissolution of the CFJV, assignment to the Company of its interest in the CFJV oil and natural gas properties, the payment of $3,349,000 to the Company, the transfer to the Company of its share of a small gathering system in Stephens County, Oklahoma, and the transfer to Magic Circle of gathering, processing and compression facilities in Alfalfa and Woodward Counties, Oklahoma. The Company recognized a net loss of $208,000, which included $212,000 of legal and accounting expenses, related to the transfer of the gathering, processing and compression facilities.

(7)      SUBSEQUENT EVENTS

         On April 16, 1996, the Company agreed to purchase, effective January 1, 1996, all of the Oklahoma oil and gas producing properties, mineral rights and leasehold acreage of Amerada Hess Corporation, except two fields in southwestern Oklahoma. The purchase price of $35,028,000 will be adjusted for the properties' revenues and expenses from the effective date to the date of closing. Closing is anticipated to be May 31, 1996. The acquisition will be financed primarily by borrowings under the Company's credit facility.

                              DLB OIL & GAS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)





         The acquisition includes ownership in 44 fields, nine of which DLB will operate, and 1,196 wells. Proved reserves attributable to the acquisition are independently estimated at approximately 7.22 Mmboe (million barrels of oil equivalent) and are divided approximately 43% oil and 57% natural gas. If the acquisition had been made January 1, 1996, the Company's total proved reserves would have increased approximately 77% from 9.4 Mmboe to approximately 16.6 Mmboe.

         DLB intends to use this strategically located property base to increase exploration and exploitation operations in its core area. The Company will also acquire approximately 15,100 miles of proprietary seismic data, geologic and well data, 67,981 net acres of leasehold rights, 11,358 net acres of mineral rights and interests in certain gas gathering and processing assets.

Item 2.



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



         The following discussion is intended to assist in an understanding of the Company's financial position as of March 31, 1996, and its results of operations for the three month periods ended March 31, 1996 and 1995. The Consolidated Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to DLB's 1995 annual report on Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth certain financial and production information of the Company.



       FINANCIAL DATA (in thousands)                       THREE MONTHS ENDED
                                                                MARCH 31,
                                                          --------------------
                                                            1996        1995
                                                          ---------   --------
       Revenues
         Oil                                              $   2,671   $  2,917
         Natural gas                                          1,810      1,323
                                                          ---------   --------
                                                              4,481      4,240
                                                          ---------   --------
         Natural gas gathering, processing & trans.              77        664
         Interest & other income                                196        365
                                                          ---------   --------

                                                              4,754      5,269
                                                          ---------   --------
       Expenses
         Lease operating (1)                                  1,211      1,238
         General & administrative                               727        329
         Loss on sale of assets                                 208        --
                                                          ---------   --------
                                                              2,146      1,567
       EBITDA (2)                                             2,608      3,702

       Depreciation, depletion & amortization                 1,794      1,631
       Earnings before interest and taxes                       814      2,071
       Interest expense                                         --         179
       Earnings before taxes                                    814      1,892
       Income taxes
          Pro forma                                             --         757
          Deferred                                              309        --
                                                           --------   --------
       Net income                                          $    505   $  1,135
                                                           ========   ========

       PER SHARE DATA
       Net income                                          $   0.04   $   0.11
                                                           ========   ========
       Average shares outstanding (in thousands)             12,988     10,000


       PRODUCTION DATA(in thousands except prices)
       Oil (Mbbl)                                               143        179
       Natural gas (Mmcf)                                       883        756
       Barrel oil equivalent (MBOE)                             290        305
       Oil ($/Bbl)                                         $  18.65   $  16.30
       Gas ($/Mcf)                                             2.05       1.75
       $/BOE                                                  15.43      13.90
       EXPENSE DATA($/BOE)
       Lease operating                                     $   4.18   $   4.06
       Depreciation, depletion and amortization (3)            5.76       4.98
       General and administrative                              2.50       1.08
       --------------------------------------------


      (1) The components of lease operating expense may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include production taxes, administrative overhead, maintenance and repairs, labor and utilities.
      (2) EBITDA is defined as earnings before interest, taxes, depreciation, depletion and amortization.
      (3) The DD&A reflected on a BOE basis excludes DD&A associated with gas plant, salt water disposal system, and other non-oil and gas property and equipment.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE THREE MONTHS ENDED MARCH 31,1995


Revenues. Total revenues for the three months ended March 31, 1996 were $4.8 million, a reduction of $0.5 million from the comparable period in 1995. This decrease is primarily related to the dissolution of the CFJV. (See Note 6 to the Consolidated Financial Statements). The dissolution resulted in the sale of certain gas gathering and compression assets, which reduced gas gathering, processing and transportation revenues to $0.1 million for the three months ended March 31, 1996 from $0.7 million for the three months ended March 31, 1995. Additionally, other income for the three months ended March 31, 1996 was $0.2 million as compared to $0.4 million for the three months ended March 31, 1995. This decrease resulted from the loss of a one-time management fee associated with the termination of the Company's management agreement with LEDCO, Inc. in February, 1995.

Production of oil and gas was 143 Mbbl and 883 Mmcf, respectively, in the first three months of 1996, as compared to 179 Mbbl and 756 Mmcf, respectively, in the same period of 1995. The increase in oil and gas sales revenues for the three months ended March 31, 1996, of $0.2 million was due to an increase in oil and gas prices from the same period in 1995. The average price received for oil increased to $18.65 per barrel in the first three months of 1996 from $16.30 in the three months ended March 31, 1995. The average price received for natural gas increased to $2.05 per Mcf in the three months ended March 31, 1996 from $1.75 per Mcf for the same period in 1995. Declines in oil production slightly exceeded increases in gas production on a BOE basis.

Lease operating expense. Lease operating expenses remained constant at $1.2 million for the three months ended March 31, 1996 and 1995. On a BOE basis, lease operating expense was $4.17 per BOE for the three months ended March 31, 1996 as compared to $4.06 per BOE in the comparable period of 1995 due to a slight decline in production.

Depreciation, depletion and amortization expense. Depreciation, depletion and amortization (DD&A) expense was $1.8 and $1.6 million for the three months ended March 31, 1996 and 1995, respectively. The DD&A rate related to oil and gas properties was $5.76 and $4.98 per BOE for the three months ended March 31, 1996 and 1995, respectively. The increase in DD&A per BOE resulted primarily from increased level of capital expenditures for exploration, development, waterfloods, property acquisitions, gas plant and gathering facilities and other property and equipment in the three months ended March 31, 1996 and as compared to1995.

General and administrative expense. General and administrative expense increased to $0.7 million for the three months ended March 31, 1996, from $0.3 million in the comparable period in 1995. This increase was primarily attributable to general corporate expenses associated with being a publicly held company and the Company's higher level of activity following the July, 1995 initial public offering.

Net loss on sale of assets. The Company recognized a net loss of $0.2 million on the sale of assets for the three months ended March 31, 1996 as a result of the dissolution of the CFJV and the related sale of gathering, processing and compression facilities. (See Note 6 to the Consolidated Financial Statements).

Net income. Net income decreased to $0.5 million for the three months ended March 31, 1996 from $1.1 million for the three months ended March 31, 1995, as a result of the items discussed above.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

The following table presents comparative cash flows of the Company for the three months ended March 31, 1996 and 1995.


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         1996           1995
                                                     ------------   ------------
                                                            (in thousands)
Net cash provided by operating activities            $      2,818   $      1,065
Net cash used in investing activities                      (7,606)        (3,164)
Net cash provided by (used in) financing activities          (181)           523


Net cash provided from operating activities increased to $2.8 million from $1.1 million from 1995. This increase of $1.7 million relates primarily to a decrease in accounts receivable from the receipt of cash proceeds upon the dissolution of the CFJV. (See Note 6 to the Consolidated Financial Statements.)

Net cash used in investing activities was $7.6 million for the first three months of 1996, as compared to $3.2 million in the first three months of 1995. The increase of $4.4 million is primarily attributable to additional expenditures for exploration, development, acquisitions of property and equipment and investments in senior unsecured notes. (See Note 3 to the Consolidated Financial Statements.)

As of March 31, 1996, the Company had cash balances of $9.3 million and working capital of $8.8 million. The decrease in working capital of $4.9 million as of March 31, 1996, from $13.7 million as of December 31, 1995, is a result of capital expenditures made during the first three months of 1996.

Capital expenditures. The following table sets forth the Company's expenditures for exploration, development, waterfloods and property acquisition, gas plant and gathering facilities and other property and equipment for the three months ended March 31, 1996 and 1995.

                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                      1996              1995
                                                  ------------      ------------
                                                          (in thousands)
Exploration costs                                 $      3,957      $      1,245
Development costs                                          375             1,576
Waterflood costs                                           570               242
Property acquisition costs                                  34                16
Gas plant and gathering facilities                         294                15
Other property and equipment                                73                44
                                                  ------------      ------------
                                                  $      5,303      $      3,138
                                                  ============      ============


The Company intends to finance its capital expenditures with its remaining offering proceeds, cash flows provided by operations and borrowings under the credit facility. The Company expects to spend a total of $60.0 million on capital expenditures in 1996. Of this amount, $5.3 million had been expended as of March 31, 1996, which includes $1.0 million related to the Osage Tribe of Indians Exploration and Development Agreement. In addition, as a result of the Amerada Hess acquisition, which is scheduled to close during the second quarter of 1996, the Company will spend approximately $35.0 million. (See Note 7 to the Consolidated Financial Statements.) The remaining budget of $19.7 million will be used for 2-D and 3-D seismic surveys, drilling activity and the acquisition of other mineral interests and leasehold properties. The aggregate level of capital expenditures in 1996 and the allocation thereof is highly dependent upon the Company's success rate on exploration drilling and prevailing conditions in the oil and gas industry. Accordingly, the actual level of capital expenditures may vary materially from the above estimates.

Capital resources. Since DLB began operations in 1991, the Company's cash requirements were met primarily through capital contributions from shareholders, cash generated from operations and borrowings under its credit facilities. Such sources were inadequate to fund the Company's desired level of activities, and the Company undertook an initial public offering of its common stock, which was closed in July 1995. Net proceeds from the offering were approximately $26.9 million. Since its initial public offering, the Company has used offering proceeds along with cash flows from operations for cash requirements. The Company expects to borrow approximately $30.0 million to finance the Amerada Hess property acquisition. (See Note 7 to Consolidated Financial Statements). The proved oil and gas reserves added by this acquisition will increase the Company's borrowing base under its credit facility and should provide an additional $20.0 million of borrowing capacity. The Company expects that internal cash sources and borrowing capacity to be sufficient at least through December 31, 1996 to meet its capital expenditure plans. Capital needs beyond that period will depend substantially on the Company's success in employing working capital in exploration and development activities and the level of future activities as well as factors affecting the oil and gas industry generally.

Liquidity. The ability of the Company to satisfy its obligations will depend upon its future performance, which will be subject to prevailing economic conditions and to financial and business conditions and other factors, many of which are beyond its control, supplemented, if necessary, with existing cash balances and borrowings under the credit facilities. The Company believes its capital resources are adequate to fund the capital expenditure program through at least the end of 1996.

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

             (a) Exhibits required by item 602 of Regulation S-K are as follows:

                  3.1      Amended and Restated Certificate of Incorporation (1)
                  3.2      Amended and Restated Bylaws (1)
                 10.1      Lease of office space, Oklahoma City, Oklahoma (1)
                 10.2 Credit Agreement dated December 28, 1995, between Registrant and First Union National Bank of North Carolina (2)
                 10.3 Stock Option Agreement by and between Registrant and Mike Liddell (1)
                 10.4 Stock Option Agreement by and between Registrant and Mark Liddell (1)
                 10.5 Employment Agreement by and between Registrant and Mike Liddell (1)
                 10.6 Employment Agreement by and between Registrant and Mark Liddell (1)
                 10.7      DLB Oil & Gas Stock Option Plan (1)
                 10.8      DLB Oil & Gas Omnibus Equity Compensation Plan (1)
                 10.9 Shareholder's Agreement by and among Charles E. Davidson, Mike Liddell and Mark Liddell dated May
                           25, 1995 (1)
                 10.10 Agreement for Dissolution of Joint Venture dated February 9, 1996, between DLB Oil & Gas, Inc., Magic Circle Acquisition Corporation and Magic Circle Energy Corporation, Carmen Field Limited
                           Partnership, and Carmen Field Joint Venture (2)

                 _________________

                 (1) Previously filed as an exhibit to Registration No.
                     33-92786 on Form S-1 and incorporated herein by reference.
                 (2) Previously filed as an exhibit to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

                 Copies of the foregoing exhibits filed with this report or incorporated by reference are available from the Company upon written request and payment of a reasonable copying fee.

                 (b) Registrant filed the following reports on Form 8-K's filed the quarter ended March 31, 1996:

                 Form 8-K filed January 16, 1996, disclosing Registrant's 1995 activity and its 1996 outlook;

                 Form 8-K filed February 16, 1996, disclosing Registrant's 1995 activity and its 1996 outlook;

                 Form 8-K filed February 26, 1996, disclosing the dissolution of Registrant's Carmen Field Joint Venture with Magic Circle Energy Corporation;

                 Form 8-K filed March 25, 1996, disclosing Registrant's fourth quarter and 1995 financial and operating results; and

                 Form 8-K filed March 25, 1996, disclosing an exploration and development agreement with Osage Tribe of Indians of Oklahoma.

                 Registrant filed a Form 8-K on April 22, 1996, disclosing an agreement to acquire oil and gas properties from Amerada Hess Corporation.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                                        DLB OIL & GAS, INC.



             Date May 13, 1996       /s/ MARK LIDDELL
                 --------------     ------------------------------------------
                                    Mark Liddell, President



             Date May 13, 1996       /s/ RONALD D. YOUTSEY
                 --------------     ------------------------------------------
                                    Ronald D. Youtsey, Chief Financial Officer

                              INDEX TO EXHIBITS





              Exhibit No.                       Description
              -----------                       -----------

                  3.1      Amended and Restated Certificate of Incorporation (1)
                  3.2      Amended and Restated Bylaws (1)
                 10.1      Lease of office space, Oklahoma City, Oklahoma (1)
                 10.2 Credit Agreement dated December 28, 1995, between Registrant and First Union National Bank of North Carolina (2)
                 10.3 Stock Option Agreement by and between Registrant and Mike Liddell (1)
                 10.4 Stock Option Agreement by and between Registrant and Mark Liddell (1)
                 10.5 Employment Agreement by and between Registrant and Mike Liddell (1)
                 10.6 Employment Agreement by and between Registrant and Mark Liddell (1)
                 10.7      DLB Oil & Gas Stock Option Plan (1)
                 10.8      DLB Oil & Gas Omnibus Equity Compensation Plan (1)
                 10.9 Shareholder's Agreement by and among Charles E. Davidson, Mike Liddell and Mark Liddell dated May
                           25, 1995 (1)
                 10.10 Agreement for Dissolution of Joint Venture dated February 9, 1996, between DLB Oil & Gas, Inc., Magic Circle Acquisition Corporation and Magic Circle Energy Corporation, Carmen Field Limited
                           Partnership, and Carmen Field Joint Venture (2)

                 27        Financial Data Schedule
                 _________________

                 (1) Previously filed as an exhibit to Registration No.
                     33-92786 on Form S-1 and incorporated herein by reference.
                 (2) Previously filed as an exhibit to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

                 Copies of the foregoing exhibits filed with this report or incorporated by reference are available from the Company upon written request and payment of a reasonable copying fee.