Form 10-Q
period 1996-06-30
DLB OIL & GAS INC
filed 1996-08-14
CIK 945982

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                     OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      The number of shares outstanding of Registrant's common stock, $.001 par value, as of July 31, 1996 was 12,975,000.

                              DLB OIL & GAS, INC.

                               TABLE OF CONTENTS
                           FORM 10-Q QUARTERLY REPORT


PART I.  FINANCIAL INFORMATION


 Item 1.  Consolidated Financial Statements:

             Consolidated Balance Sheets
             June 30, 1996 (Unaudited) and December 31, 1995             3

             Consolidated Statements of Operations (Unaudited)
             For the Three Months Ended June 30, 1996 and 1995 and
             Six Months Ended June 30, 1996 and 1995                     4

             Statements of Consolidated Shareholders' Equity
             As of June 30, 1996 (Unaudited) and
             December 31, 1995 and 1994                                  5

             Consolidated Statements of Cash Flows (Unaudited)
             For the Six Months Ended
             June 30, 1996 and June 30, 1995                             6

             Notes to Consolidated Financial Statements                  7

 Item 2.  Management's Discussion and Analysis of
          Results of Operations and Financial Condition                 12


PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                              18

 Item 4.  Submission of Matters to a Vote of Security Holders            18

 Item 6.  Exhibits and Reports on Form 8-K                               18

          Signatures                                                     21


PART I.  FINANCIAL INFORMATION
Item 1.


                              DLB OIL & GAS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30,      DECEMBER 31,
                                                                                     1996             1995
                                                                                -------------    -------------
                                                                                 (UNAUDITED)
                                     ASSETS
Current assets:
      Cash and cash equivalents                                                 $   3,962,000    $  14,313,000
      Marketable securities - cost which
          approximates market value (Note 4)                                        3,680,000             --
      Accounts receivable                                                           6,741,000        4,850,000
      Prepaid expenses                                                                399,000          324,000
                                                                                -------------    -------------
                     Total current assets                                          14,782,000       19,487,000
                                                                                -------------    -------------
Property and equipment - at cost, based on the full cost method of accounting for oil and natural gas properties (Note 5):
          Oil and natural gas properties subject to amortization                   98,352,000       62,275,000
          Oil and natural gas properties not subject to amortization               13,972,000       10,037,000
          Natural gas processing plants and gathering systems                       1,173,000        3,094,000
          Saltwater disposal system                                                 1,119,000        1,119,000
          Other property and equipment                                              1,101,000          948,000
                                                                                -------------    -------------
                                                                                  115,717,000       77,473,000
          Accumulated depreciation, depletion and amortization                    (21,930,000)     (18,812,000)
                                                                                -------------    -------------
                                                                                   93,787,000       58,661,000
                                                                                -------------    -------------
Other assets                                                                           50,000           59,000
                                                                                -------------    -------------
                              Total assets                                      $ 108,619,000    $  78,207,000
                                                                                =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Trade accounts payable                                                    $   3,561,000    $   3,853,000
      Revenue and royalty distributions payable                                       460,000        1,527,000
      Drilling advances and other liabilities                                          39,000          190,000
      Accrued liabilities                                                             168,000          193,000
                                                                                -------------    -------------
                     Total current liabilities                                      4,228,000        5,763,000
                                                                                -------------    -------------

Long-term debt                                                                     30,000,000             --

Deferred income tax liability (Note 6)                                             13,703,000       12,900,000

Shareholders' equity (Note 7):
      Preferred stock, 5,000,000 shares authorized; no shares
          issued and outstanding                                                         --               --
      Common stock, 130,000,000 shares authorized; 13,000,000
          shares issued; 12,975,000 and 13,000,000 outstanding
          at June 30, 1996 and December 31, 1995, respectively                         13,000           13,000
      Additional paid in capital                                                   57,910,000       57,910,000
      Retained earnings                                                             2,946,000        1,621,000
      Treasury stock (25,000 shares at June 30, 1996, at cost)                       (181,000)            --
                                                                                -------------    -------------
                     Total shareholders' equity                                    60,688,000       59,544,000
                                                                                -------------    -------------
                              Total liabilities and shareholders' equity        $ 108,619,000    $  78,207,000
                                                                                =============    =============

See accompanying notes to consolidated financial statements

                              DLB OIL & GAS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     JUNE 30,                      JUNE 30,
                                           ---------------------------   ---------------------------
                                               1996           1995           1996           1995
                                           ------------   ------------   ------------   ------------
Revenues:
     Oil and natural gas sales             $  5,515,000   $  4,859,000   $  9,996,000   $  9,100,000
     Natural gas gathering, processing
                 and transportation, net        313,000      1,124,000        390,000      1,787,000
     Interest                                    79,000         24,000        263,000         50,000
     Other                                       17,000          4,000         29,000        343,000
                                           ------------   ------------   ------------   ------------
                                              5,924,000      6,011,000     10,678,000     11,280,000

Expenses:
     Lease operating                          1,590,000      1,291,000      2,801,000      2,529,000
     Depreciation, depletion,
                 and amortization             2,031,000      1,789,000      3,825,000      3,420,000
     General and administrative                 738,000        317,000      1,465,000        646,000
     Interest                                   251,000        222,000        251,000        401,000
     Loss on sale of assets (Note 8)               --             --          208,000           --
                                           ------------   ------------   ------------   ------------
                                              4,610,000      3,619,000      8,550,000      6,996,000
                                           ------------   ------------   ------------   ------------

Income before income taxes                    1,314,000      2,392,000      2,128,000      4,284,000

Deferred income taxes (Note 6)                  494,000           --          803,000           --
Pro forma income taxes (Note 6)                    --          957,000           --        1,714,000
                                           ============   ============   ============   ============
Net income                                 $    820,000   $  1,435,000   $  1,325,000   $  2,570,000
                                           ============   ============   ============   ============
Net income per common share                $       0.06   $       0.14   $       0.10   $       0.26
                                           ============   ============   ============   ============

Weighted average common
     shares outstanding                      12,975,000     10,000,000     12,981,000     10,000,000
                                           ============   ============   ============   ============

See accompanying notes to consolidated financial statements

                              DLB OIL & GAS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                              YEAR ENDED DECEMBER 31,
                                                                         SIX MONTHS ENDED  ----------------------------
                                                                           JUNE 30, 1996       1995            1994
                                                                           ------------    ------------    ------------
                                                                            (UNAUDITED)
Common stock - shares outstanding:
      Balance, beginning of period                                           13,000,000            --              --
      Issuance of stock in connection with the Merger                              --        10,000,000            --
      Sale of stock in connection with the public offering, net of costs           --         3,000,000            --
                                                                           ------------    ------------    ------------
      Balance, end of period                                                 13,000,000      13,000,000            --
                                                                           ============    ============    ============

Common stock - amount:
      Balance, beginning of period                                         $     13,000    $       --      $       --
      Issuance of stock in connection with the Merger                              --            10,000            --
      Sale of stock in connection with the public offering, net of costs           --             3,000            --
                                                                           ------------    ------------    ------------
      Balance, end of period                                               $     13,000    $     13,000    $       --
                                                                           ============    ============    ============

Additional paid in capital:
      Balance, beginning of period                                         $ 57,910,000    $       --      $       --
      Issuance of stock in connection with the Merger                              --        31,017,000            --
      Sale of stock in connection with the public offering, net of costs           --        26,893,000            --
                                                                           ------------    ------------    ------------
      Balance, end of period                                               $ 57,910,000    $ 57,910,000    $       --
                                                                           ============    ============    ============

Retained earnings:
      Balance, beginning of period                                         $  1,621,000    $       --      $       --
      Post-public offering net income                                              --         1,621,000            --
      Net income                                                              1,325,000            --              --
                                                                           ------------    ------------    ------------
      Balance, end of period                                               $  2,946,000    $  1,621,000    $       --
                                                                           ============    ============    ============

Treasury stock:
      Balance, beginning of period                                         $       --      $       --      $       --
      Repurchase of stock (Note 5)                                             (181,000)           --              --
                                                                           ------------    ------------    ------------
      Balance, end of period                                               $   (181,000)   $       --      $       --
                                                                           ============    ============    ============

Total:
      Balance, beginning of period                                         $ 59,544,000    $       --      $       --
      Issuance of stock in connection with the Merger                              --        31,027,000            --
      Sale of stock in connection with the public offering, net of costs           --        26,896,000            --
      Post-public offering net income                                              --         1,621,000            --
      Repurchase of stock (Note 5)                                             (181,000)           --              --
      Net income                                                              1,325,000            --              --
                                                                           ------------    ------------    ------------
      Balance, end of period                                               $ 60,688,000    $ 59,544,000    $       --
                                                                           ============    ============    ============

Combined shareholders' equity:
      Balance, beginning of period                                         $       --      $ 39,012,000    $ 30,164,000
      Contributed capital                                                          --             4,000       2,138,000
      Distributions to stockholders                                                --        (1,192,000)     (3,196,000)
      Pre-public offering net income (loss)                                        --        (6,797,000)      9,906,000
      Issuance of stock in connection with the Merger                              --       (31,027,000)           --
                                                                           ------------    ------------    ------------
      Balance, end of period                                               $       --      $       --      $ 39,012,000
                                                                           ============    ============    ============

See accompanying notes to consolidated financial statements.

                               DLB OIL & GAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                             ----------------------------
                                                                                 1996            1995
                                                                             ------------    ------------
Cash flows from operating activities:
    Net income                                                               $  1,325,000    $  2,570,000
    Adjustments to reconcile net income
         to net cash provided by operating activities:
            Depreciation, depletion, and
                amortization                                                    3,825,000       3,420,000
            Pro forma income taxes                                                   --         1,714,000
            Deferred income taxes                                                 803,000            --
            Loss on sale of assets                                                208,000            --
            Increase in accounts receivable                                    (1,891,000)       (225,000)
            Increase in prepaid expenses                                          (75,000)       (381,000)
            Decrease in accounts payable, distributions payable
                and accrued liabilities                                        (1,384,000)     (2,097,000)
            Increase (decrease) in drilling advances and other liabilities       (151,000)       (226,000)
                                                                             ------------    ------------
                Net cash provided by operating activities                       2,660,000       4,775,000
                                                                             ------------    ------------

Cash flows from investing activities:
    Expenditures for property and equipment                                   (40,520,000)     (7,035,000)
    Purchase of investments and other assets                                   (3,690,000)       (307,000)
    Proceeds from sales of assets                                               1,380,000            --
                                                                             ------------    ------------
                Net cash used in investing activities                         (42,830,000)     (7,342,000)
                                                                             ------------    ------------

Cash flows from financing activities:
    Proceeds of long-term debt                                                 30,000,000       3,000,000
    Contributed capital                                                              --             4,000
    Distributions to shareholders                                                    --        (1,192,000)
    Purchase of treasury stock                                                   (181,000)           --
                                                                             ------------    ------------
                Net cash provided by financing activities                      29,819,000       1,812,000
                                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalents:                         (10,351,000)       (755,000)

Cash and cash equivalents beginning of year                                    14,313,000       3,059,000
                                                                             ------------    ------------
Cash and cash equivalents end of year                                        $  3,962,000    $  2,304,000
                                                                             ============    ============

Supplemental cash flow information:
    Cash payments for interest                                               $    251,000    $    434,000
                                                                             ============    ============

See accompanying notes to consolidated financial statements

                              DLB OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996



(1)   ORGANIZATION AND DESCRIPTION OF BUSINESS

      DLB Oil & Gas, Inc. (DLB or the Company) engages primarily in the exploration for and development of crude oil and natural gas fields. The Company focuses its efforts and is an active explorer in Oklahoma and Kansas. The Company also engages to a lesser extent, in the gathering, processing, transportation and marketing of hydrocarbons and conducts secondary oil recovery activities.

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

      The accompanying consolidated financial statements covering periods on or after July 20, 1995, include the consolidated accounts of the Company and its wholly owned subsidiaries, and its proportionate share of a venture involved in the production of oil and natural gas and in the gathering, processing and transporting of natural gas. (See Note 8 to Consolidated Financial Statements.) All intercompany transactions and balances have been eliminated in consolidation.


(2)   INITIAL PUBLIC OFFERING

      On July 25, 1995, the Company issued 3,000,000 shares of common stock through a public offering at $10 per share. Net proceeds to the Company from the offering, after selling and offering costs, were $26,896,000. The Company used $11,231,000 of these proceeds to retire then existing indebtedness under its revolving line of credit facilities.

                              DLB OIL & GAS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


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

      In the opinion of DLB's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of the Company and its subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for the three month periods ended June 30, 1996 and 1995.


(4)   MARKETABLE SECURITIES

      During the first six months of 1996, the Company acquired senior unsecured notes with a face value of $11,644,000 in open market transactions for $3,680,000. The notes were issued by an oil and gas company that had previously filed for Chapter 11 reorganization.


(5)   PROPERTY AND EQUIPMENT

      PROPERTIES ACQUIRED

      On May 31, 1996, the Company closed the purchase of certain Oklahoma oil and natural gas properties of Amerada Hess Corporation ("Amerada Hess") for approximately $33,300,000. The purchase price is subject to post-closing price adjustments for assets-related revenues and costs and is being accounted for under the purchase method of accounting. The Company funded the purchase through existing cash funds and borrowings of $30,000,000 from its existing credit facilities.

      The acquired properties are located in Oklahoma (Mid-continent area), which has been DLB's core area of focus for exploration and development activities. The Company intends to use these properties to increase exploration and development operations in this

                              DLB OIL & GAS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)



      core area. Management expects to rework and recomplete existing wells, and pursue new infill and exploratory drilling locations. The acquisition also included 15,100 miles of proprietary seismic data, geologic and well data.

      The acquired properties consist of 44 oil and natural gas fields, nine of which the Company will operate, and 1,196 gross (111.8 net) wells. Total estimated proved reserves as of January 1, 1996, net to the Company, are
      7.2 Mmboe, which increases the company's total estimated proved reserves as of that date to 16.6 Mmboe. Proved reserves attributable to the acquired properties are divided approximately 43% oil and 57% natural gas.

                                                  SIX MONTHS ENDED
                                                    JUNE 30, 1996
                                                     (PRO FORMA)
                                                  ----------------
Revenues:
       Oil and natural gas sales                     $14,823,000
       Natural gas gathering, processing
           and transportation, net                       390,000
       Interest                                          263,000
       Other                                              29,000
                                                     -----------
                                                      15,505,000

Expenses:
       Lease operating                                 4,519,000
       Depreciation, depletion,
           and amortization                            4,983,000
       General and administrative                      1,465,000
       Interest                                          940,000
       Loss on sale of assets                            208,000
                                                     -----------
                                                      12,115,000
                                                     -----------

Income before income taxes                             3,390,000

Deferred income taxes (Note 6)                         1,279,000
                                                     ===========
Net income                                           $ 2,111,000
                                                     ===========
Net income per common share                          $      0.16
                                                     ===========

Weighted average common
       shares outstanding                             12,981,000
                                                     ===========

See accompanying notes to consolidated financial statements

                              DLB OIL & GAS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)




(6)   INCOME TAXES

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

      Tax strategies implemented by the shareholders prior to the merger are not reflective of the results that the Company would have achieved if the Company had been directly subject to income taxes. Therefore, results of the operations for the periods prior to the offering, reflect a pro forma provision for income tax expense at a rate of approximately 40% (based upon blended Federal and state rates) of income before taxes. Subsequent to the offering the results of operation reflect a deferred provision for income tax expense at a blended rate of approximately 37.7%.


(7)   SHAREHOLDERS' EQUITY

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

      In connection with the public offering, the Company issued stock options covering 1,625,000 shares of common stock to its employees. Options for 1,300,000 shares vest

                              DLB OIL & GAS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


      and are exercisable at $10 per share in 20 equal quarterly installments which commenced with the quarter ended October 31, 1995. The remaining 325,000 options vest in five equal annual installments commencing January 1, 1996 and are exercisable at $10 per share. As of June 30, 1996, 260,000 options have vested and are exercisable.

(8)   SETTLEMENT OF CONTINGENCY

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

(9)   SUBSEQUENT EVENTS

      An interest owner in the Amerada Hess properties filed a lawsuit against Amerada Hess and the Company for denying the interest owner's election of preferential purchase rights on certain leases included in the Amerada Hess properties. The interest owner is seeking performance of its election of the preferential purchase rights from the Company. Amerada Hess and the Company have asserted that the interest owner's election to exercise its preferential rights was not made on a timely basis and is, therefore, not valid.

      If DLB is unsuccessful in defending its position on the claim asserted by the interest owner, DLB would receive an additional $2.4 million from the interest owner for the leases. The Company would also be required to reimburse the interest owner for revenues received on the respective leases, net of production costs. The Company does not anticipate that this legal action would significantly impact its financial position, liquidity, or results of operations.

      At the present time, as the Company deems these claims invalid, the Company has recognized the values of the oil and natural gas properties for financial reporting purposes.

Item 2.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     The following discussion is intended to assist in an understanding of the Company's financial position as of June 30, 1996, and its results of operations for the three month and the six month periods ended June 30, 1996 and June 30, 1995. The Consolidated Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to DLB's 1995 annual report on Form 10-K.


     The information in this document includes forward-looking statements that are based on assumptions that in the future may prove to be inaccurate.
Those statements, and the Company's business and prospects, are subject to a number of risks including the volatility of oil and gas prices, environmental risks, operating hazards and risks, risks related to exploration and development drilling, uncertainties about estimates of reserves, competition, government regulation, and the ability of the Company to implement its business strategy.

RESULTS OF OPERATIONS

The following table sets forth certain financial and production information of the Company.

FINANCIAL DATA (in thousands)                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                               -------------------   -------------------
                                                 1996       1995       1996       1995
                                               --------   --------   --------   --------
Revenues
   Oil                                         $  3,178   $  3,652   $  5,849   $  6,570
   Natural gas                                    2,337      1,207      4,147      2,530
                                               --------   --------   --------   --------
                                                  5,515      4,859      9,996      9,100
   Natural gas gathering,
       processing & trans                           313      1,124        390      1,787
   Interest & other income                           96         28        292        393
                                               --------   --------   --------   --------
                                                  5,924      6,011     10,678     11,280
                                               --------   --------   --------   --------
Expenses
   Lease operating (1)                            1,590      1,291      2,801      2,529
   General & administrative                         738        317      1,465        646
   Loss on sale of assets                          --         --          208       --
                                               --------   --------   --------   --------
                                                  2,328      1,608      4,474      3,175
EBITDA (2)                                        3,596      4,403      6,204      8,105
Depreciation, depletion & amortization            2,031      1,789      3,825      3,420
Earnings before interest and taxes                1,565      2,614      2,379      4,685
Interest expense                                    251        222        251        401
Earnings before taxes                             1,314      2,392      2,128      4,284
Income taxes
   Pro forma                                       --          957       --        1,714
   Deferred                                         494       --          803       --
                                               --------   --------   --------   --------
Net income                                     $    820   $  1,435   $  1,325   $  2,570
                                               ========   ========   ========   ========

PER SHARE DATA
Net income                                     $   0.06   $   0.14   $   0.10   $   0.26
                                               ========   ========   ========   ========
Average shares outstanding (in thousands)        12,975     10,000     12,981     10,000

PRODUCTION DATA (in thousands except prices)
Oil (Mbbl)                                          153        193        296        372
Natural gas (Mmcf)                                1,059        644      1,942      1,400
Barrel oil equivalent (MBOE)                        330        300        620        605
Oil ($/Bbl)                                    $  20.82   $  19.08   $  19.77   $  17.74
Gas ($/Mcf)                                        2.21       1.83       2.14       1.79
$/BOE                                             16.76      16.20      16.13      15.04
EXPENSE DATA ($/BOE)
Lease operating                                $   4.83   $   4.30   $   4.52   $   4.18
Depreciation, depletion and amortization (3)       5.68       5.43       5.72       5.19
General and administrative                         2.24       1.06       2.36       1.07

- ----------------------------------------

   (1) The components of lease operating expense may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include production taxes, administrative overhead, maintenance and repairs, labor and utilities.
   (2) EBITDA is defined as earnings before interest, taxes, depreciation, depletion and amortization.
   (3) The depreciation, depletion and amortization ("DD&A") reflected on a BOE basis excludes DD&A associated with gas plant, salt water disposal system, and other non-oil and gas property and equipment.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1995

Revenues. Total revenues for the three months ended June 30, 1996 were $5.9 million, a reduction of $0.1 million from the comparable period in 1995. The $0.7 million increase in oil and gas sales revenue was slightly exceeded by the $0.8 million decrease in revenue related to the dissolution of the CFJV. (See
Note 8 to the Consolidated Financial Statements). The dissolution resulted in the sale of certain gas gathering and compression assets, which reduced gas gathering, processing and transportation revenues to $0.3 million for the three months ended June 30, 1996 from $1.1 million for the three months ended June 30, 1995. Production of oil and gas was 153 Mbbl and 1059 Mmcf, respectively, in the three months ended June 30, 1996, as compared to 193 Mbbl and 644 Mmcf, respectively, in the same period of 1995. The increase in oil and gas sales revenues for the three months ended June 30, 1996, of $0.7 million was due to an increase in production from the same period in 1995. The average price received for oil increased to $20.82 per barrel in the second three months of 1996 from $19.08 in the three months ended June 30, 1995. The average price received for natural gas increased to $2.21 per Mcf in the three months ended June 30, 1996 from $1.83 per Mcf for the same period in 1995. Increases in gas production exceeded decreases in oil production on a BOE basis, as production on a BOE basis increased 10%.

Lease operating expense. Lease operating expenses increased to $1.6 million for the three months ended June 30, 1996 from $1.3 million for the comparable period in 1995. On a BOE basis, lease operating expense was $4.83 per BOE for the three months ended June 30, 1996 as compared to $4.30 per BOE in the same period in 1995 due to decreased production from existing wells without a corresponding decrease in operating expenses. Management believes that lease operating expenses will be at higher levels in the future as a result of the Amerada Hess Acquisition. In the longer term, however, management anticipates lower lease operating expense per BOE through the implementation of more efficient operations and additional exploitation of the properties.

Depreciation, depletion and amortization expense. Depreciation, depletion and amortization (DD&A) expense was $2.0 and $1.8 million for the three months ended June 30, 1996 and 1995, respectively. The DD&A rate related to oil and gas properties was $5.68 and $5.43 per BOE for the three months ended June 30, 1996 and 1995, respectively. The increase in DD&A per BOE resulted primarily from increased level of capital expenditures for exploration, development, waterfloods, property acquisitions, gas plant and gathering facilities and other property and equipment in the three months ended June 30, 1996 and as compared to 1995.

General and administrative expense. General and administrative expense increased to $0.7 million for the three months ended June 30, 1996, from $0.3 million in the comparable period in 1995. This increase was primarily attributable to staffing increases and additional corporate expenses to handle higher levels of activity following the July 1995 initial public offering and $33.3 million Amerada Hess Acquisition on May 31, 1996. The Company believes its staffing level is sufficient to handle expected levels of activity through 1996 and further increases are not anticipated.

Net income. Net income decreased to $0.8 million for the three months ended June 30, 1996 from $1.4 million for the three months ended June 30, 1995, as a result of the items discussed above.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1995

Revenues. Total revenues for the six months ended June 30, 1996 were $10.0 million, an increase of $0.9 million from the comparable period in 1995. Production of oil and gas was 296 MBbl and 1,942 MMcf, respectively, in the first half of 1996, as compared to 372 MBbl and 1,400 MMcf, respectively, in the same period of 1995. The increase in oil and gas revenues was due primarily to an increase in gas prices as production on a BOE basis increased slightly to 620 MBOE from 605 MBOE. Gas volumes increased 39% to 1,942 MMcf for the first six months of 1996 from 1,400 Mmcf for the comparable period in 1995. Increases in gas production offset decreases in oil production on BOE basis. The average price received for oil increased to $19.77 per barrel in the first half of 1996 from $17.74 per barrel in the comparable half in 1995. The average price received for natural gas was $2.14 per Mcf for the six months ended June 30, 1996 as compared to $1.79 per Mcf for the same period during 1995. A $1.4 million decrease in revenues from gathering, dehydration and compression fees, was due to the dissolution of the CFJV (See Note 8 to the Consolidated Financial Statements).

Lease operating expense. Lease operating expenses increased to $2.8 million for the six months ended June 30, 1996, from $2.5 million in the comparable period of 1995. On a BOE basis, lease operating expense was $4.52 per BOE for the six months ended June 30, 1996 compared to $4.18 per BOE in the comparable period of 1995. The increase per BOE was due to decreased production from existing wells without a corresponding decrease in operating expenses. Management believes that lease operating expenses will be at higher levels in the future as a result of the Amerada Hess Acquisition. In the longer term, however, management anticipates lower lease operating expense per BOE through the implementation of more efficient operations and additional exploitation of the properties.

Depreciation, depletion and amortization expense. DD&A expense for the first six months of 1996 totaled $3.8 million compared with $3.4 million for the same period in 1995. The DD&A rate increased $5.72 per BOE for the six months ended June 30, 1996, from $5.19 per BOE for the comparable period of 1995. Included in DD&A for the first six months of 1996 and 1995 was $0.2 million and $0.1 million, respectively, associated with salt water disposal and gas gathering systems. The increase in DD&A per BOE resulted primarily from increased level of capital expenditures for exploration, development, waterfloods, property acquisitions, gas gathering facilities and other property and equipment in the six months ended June 30, 1996 as compared to 1995.

General and administrative expense. General and administrative expense increased to $1.5 million for the six months ended June 30, 1996, from $0.6 million for the comparable period in 1995. This increase was primarily attributable to staffing increases and additional corporate expenses to handle higher levels of acitity following the July 1995 initial public offering and $33.3 million Amerada Hess Acquisition on May 31, 1996. The Company believes its staffing level is sufficient to handle expected levels of activity through 1996 and further increases are not anticipated.

Interest expense. Interest expense decreased to $0.3 million for the six months ended June 30, 1996 as compared to $0.4 million in the same period of 1995. As a result of the initial pubic offering all debt was retired until April, 1996 the date of the first borrowings for the Amerada Hess properties acquisition. This, along with lower interest rates in 1996, resulted in a decrease in interest expense.

Net income. Due to the factors described above, net income decreased to $1.3 million for the six month period ended June 30, 1996 from $2.6 million in the comparable period of 1995.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

The following table presents comparative cash flows of the Company for the six months ended June 30, 1996 and June 30, 1995.


                                                    SIX MONTHS ENDED JUNE 30,
                                                   --------------------------
                                                      1996             1995
                                                   ----------      ----------
                                                         (IN THOUSANDS)
     Net cash provided by operating activities     $    2,660      $    4,775
     Net cash used in investing activities            (42,830)         (7,342)
     Net cash provided by financing activities         29,819           1,812



Net cash provided from operating activities decreased to $2.7 million for the six months ended June 30, 1996 from $4.8 million from the same period of 1995. This decrease of $2.1 million relates primarily to use of cash to decrease current liabilities at June 30, 1996 as compared to December 31, 1995.

Net cash used in investing activities was $42.8 million for the first six months of 1996, as compared to $7.3 million in the first six months of 1995. The increase of $35.5 million is primarily attributable to the $33.3 million Amerada Hess properties acquisition. (See Notes 4 and 5 to the Consolidated Financial Statements.)

Net cash provided by financing activities was $29.8 million for the first six months of 1996 as compared to $1.8 million in 1995. The increase of $28.0 million is primarily due to the $30.0 million of long term borrowing related to the funding of the Amerada Hess properties acquisition.

As of June 30, 1996, the Company had cash balances of $4.0 million and working capital of $10.6 million. The decrease in working capital of $3.1 million as of June 30, 1996 from $13.7 million as of December 31, 1995, is a result of capital expenditures made during the first six months of 1996.

Capital expenditures. The following table sets forth the Company's expenditures for exploration, development, waterfloods and property acquisition, gas plant and gathering facilities and other property and equipment for the six months ended June 30, 1996 and 1995.


                                                    SIX MONTHS ENDED JUNE 30,
                                                   --------------------------
                                                      1996             1995
                                                   ----------      ----------
                                                         (IN THOUSANDS)
     Exploration costs                             $    4,707      $    2,610
     Development costs                                  2,606           2,582
     Waterflood costs                                     796           1,133
     Property acquisition costs                        31,902              24
     Gas plant and gathering facilities                   356             592
     Other property and equipment                         153              94
                                                   ----------      ----------
                                                   $   40,520      $    7,035
                                                   ==========      ==========

The Company intends to finance its capital expenditures with cash flows provided by operations and borrowings under the credit facility. The Company expects to spend a total of $60.0 million on capital expenditures in 1996. Of this amount, $40.5 million had been expended as of June 30, 1996, which includes $1.0 million related to the Osage Tribe of Indians Exploration and Development Agreement and $31.9 million related to the properties acquired in the Amerada Hess properties acquisition, which closed during the second quarter of 1996. The remaining budget of $19.5 million will be used for 2-D and 3-D seismic surveys, drilling activity and the acquisition of other mineral interests and leasehold properties. The aggregate level of capital expenditures in 1996 and the allocation thereof is highly dependent upon the Company's success rate on exploration drilling and prevailing conditions in the oil and gas industry. Accordingly, the actual level of capital expenditures may vary materially from the above estimates.

Capital resources. Since DLB began operations in 1991, the Company's cash requirements were met primarily through capital contributions from shareholders, cash generated from operations and borrowings under its credit facilities. Such sources were inadequate to fund the Company's desired level of activities, and the Company undertook an initial public offering of its common stock, which was closed in July 1995. Net proceeds from the offering were approximately $26.9 million. Since its initial public offering, the Company has used offering proceeds along with cash flows from operations for cash requirements. As a result of the Amerada Hess acquisition, the Company increased its borrowing base to $30.0 million and used the increase to partially fund the acquisition. (See Note 4 to Consolidated Financial Statements). In addition, the proved oil and gas reserves added by this acquisition increased the Company's borrowing base under its credit facility to provide another $20.0 million of borrowing capacity. The Company expects that internal cash sources and borrowing capacity to be sufficient at least through December 31, 1996 to meet its capital expenditure plans. Capital needs beyond that period will depend substantially on the Company's success in employing working capital in exploration and development activities and the level of future activities as well as factors affecting the oil and gas industry generally.

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

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings

      Reference is made to the disclosure in Note 9 to the Notes to Consolidated Financial Statements regarding the Samson Resources Company, et al. V. Amerada Hess Corporation and DLB Oil & Gas, Inc. (Case No. CJ-96-38, D.Ct. Ellis Cnty, Okla.)

      Item 4. Submission of Matters to a Vote of Security Holders

      The annual meeting of share holders of the Company was held on May 23, 1996. At the annual meeting, the shareholders voted on the following matters: (i) the election of six directors; and (ii) a proposal to ratify the selection of KPMG Peat Marwick, LLP as the Company's independent auditors. The results of the votes were as follows:

                     Proposal No. I - Election of Directors

        Name of Director                   For              Against

      Charles E. Davidson               12,118,858           62,779
      Mike Liddell                      12,118,858           62,779
      Mark Liddell                      12,118,858           62,779
      Joel-Andre'  Ornstein             12,118,858           62,779
      David A. Rogath                   12,118,858           62,779
      Martin L. Solomon                 12,118,858           62,779


      Proposal No. II - Ratification of selection of KPMG Peat Marwick, LLP, as the Company's independent auditors for the year ending December 31, 1996:


                           For          Against       Abstain
                           ---          -------       -------
                       12,121,608       56,700         3,329


      Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits required by item 602 of Regulation S-K are as follows:

            2.0   Agreement for Purchase and Sale dated April 16,
                  1996, between Amerada Hess Corporation and DLB Oil & Gas, Inc. (the "Agreement for Purchase and Sale"). (3)
            2.1 Letter agreement amending Agreement for Purchase and Sale dated May 7, 1996.
            2.2 Letter agreement amending Agreement for Purchase and Sale dated May 31, 1996.
            3.1   Amended and Restated Certificate of Incorporation (1)
            3.2   Amended and Restated Bylaws (1)
            10.1  Lease of office space, Oklahoma City, Oklahoma (1)

           10.2   Credit Agreement dated December 28, 1995, between
                  Registrant and First Union National Bank of North Carolina (2)
           10.3   Stock Option Agreement by and between Registrant
                  and Mike Liddell (1)
           10.4   Stock Option Agreement by and between Registrant
                  and Mark Liddell (1)
           10.5   Employment Agreement by and between Registrant and
                  Mike Liddell (1)
           10.6   Employment Agreement by and between Registrant and
                  Mark Liddell (1)
           10.7   DLB Oil & Gas Stock Option Plan (1)
           10.8   DLB Oil & Gas Omnibus Equity Compensation Plan (1)
           10.9   Shareholder's Agreement by and among Charles E.
                  Davidson, Mike Liddell and Mark Liddell dated May 25, 1995 (1)
           10.10  Agreement for Dissolution of Joint Venture dated
                  February 9, 1996, between DLB Oil & Gas, Inc., Magic Circle
                  Acquisition Corporation and Magic Circle Energy Corporation,
                  Carmen Field Limited Partnership, and Carmen Field Joint
                  Venture (2)
           10.11  First Amendment to the Credit Agreement dated June 30, 1996, between Registrant and First Union National Bank of
                  North Carolina
           27     Financial Data Schedule
           _________________

            (1)  Previously filed as an exhibit to Registration
                 No. 33-92786 on Form S-1 and incorporated herein by reference.
            (2) Previously filed as an exhibit to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
            (3) Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules to Exhibit 2 are omitted. Exhibit 2 contains a list identifying the contents of its exhibits and schedules, and registrant agrees to furnish supplemental copies of such exhibits and schedules to the Securities and Exchange Commission upon request.
                 Copies of the forgoing exhibits filed with this report or incorporated by reference are available from the Company upon written request and payment of a reasonable copying fee.

      (b) Registrant filed the following reports on Form 8-K's filed the quarter ended June 30, 1996:

            Form 8-K filed on April 22, 1996, disclosing an agreement to acquire oil and gas properties from Amerada Hess Corporation.

            Form 8-K filed on May 31, 1996 disclosing the acquisition of oil and gas properties from Amerada Hess Corporation.

            Form 8-K filed on June 3, 1996 for a press release filing related to the acquisition of oil and gas properties from Amerada Hess Corporation.

            Form 8-K Amendment filed on August 12, 1996 disclosing pro forma financial information related to acquisition of oil and gas properties from Amerada Hess Corporation.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   DLB OIL & GAS, INC.



Date:  August 13, 1996              /s/ MARK LIDDELL
                                   ------------------------------------------
                                   Mark Liddell, President


Date:  August 13, 1996              /s/ RONALD D. YOUTSEY
                                   ------------------------------------------
                                   Ronald D. Youtsey, Chief Financial Officer

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------

 2.0   Agreement for Purchase and Sale dated April 16,
       1996, between Amerada Hess Corporation and DLB Oil & Gas, Inc.
       (the "Agreement for Purchase and Sale"). (3)
 2.1   Letter agreement amending Agreement for Purchase
       and Sale dated May 7, 1996.
 2.2   Letter agreement amending Agreement for Purchase
       and Sale dated May 31, 1996.
 3.1   Amended and Restated Certificate of Incorporation (1)
 3.2   Amended and Restated Bylaws (1)
10.1   Lease of office space, Oklahoma City, Oklahoma (1)
10.2   Credit Agreement dated December 28, 1995, between
       Registrant and First Union National Bank of North Carolina (2)
10.3   Stock Option Agreement by and between Registrant
       and Mike Liddell (1)
10.4   Stock Option Agreement by and between Registrant
       and Mark Liddell (1)
10.5   Employment Agreement by and between Registrant and
       Mike Liddell (1)
10.6   Employment Agreement by and between Registrant and
       Mark Liddell (1)
10.7   DLB Oil & Gas Stock Option Plan (1)
10.8   DLB Oil & Gas Omnibus Equity Compensation Plan (1)
10.9   Shareholder's Agreement by and among Charles E.
       Davidson, Mike Liddell and Mark Liddell dated May 25, 1995 (1)
10.10  Agreement for Dissolution of Joint Venture dated
       February 9, 1996, between DLB Oil & Gas, Inc., Magic Circle
       Acquisition Corporation and Magic Circle Energy Corporation,
       Carmen Field Limited Partnership, and Carmen Field Joint
       Venture (2)
10.11  First Amendment to the Credit Agreement dated June 30, 1996, between Registrant and First Union National Bank of North Carolina
27     Financial Data Schedule
- ---------------

            (1)  Previously filed as an exhibit to Registration
                 No. 33-92786 on Form S-1 and incorporated herein by reference.
            (2) Previously filed as an exhibit to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
            (3) Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules to Exhibit 2 are omitted. Exhibit 2 contains a list identifying the contents of its exhibits and schedules, and registrant agrees to furnish supplemental copies of such exhibits and schedules to the Securities and Exchange Commission upon request.
                 Copies of the foregoing exhibits filed with this report or incorporated by reference are available from the Company upon written request and payment of a reasonable copying fee.