Form 10-Q
period 1996-09-30
DLB OIL & GAS INC
filed 1996-11-14
CIK 945982

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

     The number of shares outstanding of Registrant's common stock, $.001 par value, as of October 30, 1996 was 12,975,000.

                              DLB OIL & GAS, INC.

                               TABLE OF CONTENTS
                           FORM 10-Q QUARTERLY REPORT


PART I.  FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements:

             Consolidated Balance Sheets
             September 30, 1996 (Unaudited) and December 31, 1995              3

             Consolidated Statements of Operations (Unaudited)
             For the Three Months Ended September 30, 1996 and 1995 and
             Nine Months Ended September 30, 1996 and 1995                     4

             Statements of Consolidated Shareholders' Equity
             As of September 30, 1996 (Unaudited) and
             December 31, 1995                                                 5

             Consolidated Statements of Cash Flows (Unaudited)
             For the Nine Months Ended
             September 30, 1996 and September 30, 1995                         6

             Notes to Consolidated Financial Statements                        7

   Item 2. Management's Discussion and Analysis of
           Results of Operations and Financial Condition                      12


PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                                  21

   Item 6. Exhibits and Reports on Form 8-K                                   21

           Signatures                                                         23

PART I.  FINANCIAL INFORMATION
     Item 1.
                              DLB OIL & GAS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1996             1995
                                                                           -------------    -------------
                                                                            (UNAUDITED)
                                    ASSETS
Current assets:
      Cash and cash equivalents                                            $   4,756,000    $  14,313,000
      Marketable securities (Note 4)                                           6,584,000              -
      Accounts receivable                                                      7,410,000        4,850,000
      Prepaid expenses                                                           265,000          324,000
                                                                           -------------    -------------
                     Total current assets                                     19,015,000       19,487,000
                                                                           -------------    -------------
Property and equipment - at cost, based on the full cost
      method of accounting for oil and natural gas properties (Note 5):
          Oil and natural gas properties subject to amortization             108,369,000       62,275,000
          Oil and natural gas properties not subject to amortization           9,058,000       10,037,000
          Natural gas processing plants and gathering systems                  1,213,000        3,094,000
          Saltwater disposal system                                            1,119,000        1,119,000
          Other property and equipment                                         1,176,000          948,000
                                                                           -------------    -------------
                                                                             120,935,000       77,473,000
          Accumulated depreciation, depletion and amortization               (24,791,000)     (18,812,000)
                                                                           -------------    -------------
                                                                              96,144,000       58,661,000
                                                                           -------------    -------------
Other assets                                                                      44,000           59,000
                                                                           -------------    -------------
                              Total assets                                 $ 115,203,000    $  78,207,000
                                                                           =============    =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Trade accounts payable                                               $   5,476,000    $   3,853,000
      Revenue and royalty distributions payable                                  792,000        1,527,000
      Drilling advances and other liabilities                                    406,000          190,000
      Accrued liabilities                                                        413,000          193,000
                                                                           -------------    -------------
                     Total current liabilities                                 7,087,000        5,763,000
                                                                           -------------    -------------

Long-term debt                                                                32,000,000              -

Deferred income tax liability (Note 6)                                        14,354,000       12,900,000

Shareholders' equity (Note 7):
      Preferred stock, 5,000,000 shares authorized; no shares
          issued and outstanding
      Common stock, 130,000,000 shares authorized; 13,000,000
          shares issued; 12,975,000 and 13,000,000 outstanding
          at September 30, 1996 and December 31, 1995, respectively               13,000           13,000
      Additional paid in capital                                              57,910,000       57,910,000
      Retained earnings                                                        4,020,000        1,621,000
      Treasury stock (25,000 shares at September 30, 1996, at cost)             (181,000)             -
                                                                           -------------    -------------
                     Total shareholders' equity                               61,762,000       59,544,000
                                                                           -------------    -------------
                              Total liabilities and shareholders' equity   $ 115,203,000    $  78,207,000
                                                                           =============    =============

See accompanying notes to consolidated financial statements

                              DLB OIL & GAS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                         ---------------------------    ---------------------------
                                             1996           1995            1996           1995
                                         ------------   ------------    ------------   ------------
Revenues:
     Oil and natural gas sales           $  7,734,000   $  4,417,000    $ 17,730,000   $ 13,602,000
     Natural gas gathering, processing
         and transportation, net              196,000        834,000         586,000      2,424,000
     Interest                                  49,000        181,000         312,000        231,000
     Other                                     10,000         43,000          39,000        414,000
                                         ------------   ------------    ------------   ------------
                                            7,989,000      5,475,000      18,667,000     16,671,000

Expenses:
     Lease operating                        2,324,000      1,143,000       5,125,000      3,587,000
     Depreciation, depletion,
         and amortization                   2,870,000      1,835,000       6,695,000      5,255,000
     General and administrative               520,000        376,000       1,985,000      1,023,000
     Interest                                 550,000         84,000         801,000        485,000
     Loss on sale of assets (Note 8)              -              -           208,000            -
                                         ------------   ------------    ------------   ------------
                                            6,264,000      3,438,000      14,814,000     10,350,000
                                         ------------   ------------    ------------   ------------

Income before income taxes                  1,725,000      2,037,000       3,853,000      6,321,000

Deferred income taxes (Note 6)                651,000     12,110,000       1,454,000     12,110,000
                                         ------------   ------------    ------------   ------------
Net income (loss)                        $  1,074,000   $(10,073,000)   $  2,399,000   $ (5,789,000)
                                         ============   ============    ============   ============
Net income (loss) per common share       $       0.08   $      (0.84)   $       0.18   $      (0.54)
                                         ============   ============    ============   ============

Weighted average common
     shares outstanding                    12,975,000     12,000,000      12,979,000     10,666,667
                                         ============   ============    ============   ============

See accompanying notes to consolidated financial statements

                              DLB OIL & GAS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                YEAR ENDED
                                                                         NINE MONTHS ENDED   -----------------
                                                                         SEPTEMBER 30, 1996  DECEMBER 31, 1995
                                                                         ------------------  -----------------
                                                                             (UNAUDITED)
Common stock - shares outstanding:
      Balance, beginning of period                                              13,000,000    $           -
      Issuance of stock in connection with the Merger                                  -           10,000,000
      Sale of stock in connection with the public offering, net of costs               -            3,000,000
                                                                           ---------------    ---------------
      Balance, end of period                                                    13,000,000         13,000,000
                                                                           ===============    ===============

Common stock - amount:
      Balance, beginning of period                                         $        13,000    $           -
      Issuance of stock in connection with the Merger                                  -               10,000
      Sale of stock in connection with the public offering, net of costs               -                3,000
                                                                           ---------------    ---------------
      Balance, end of period                                               $        13,000    $        13,000
                                                                           ===============    ===============

Additional paid in capital:
      Balance, beginning of period                                         $    57,910,000    $           -
      Issuance of stock in connection with the Merger                                  -           31,017,000
      Sale of stock in connection with the public offering, net of costs               -           26,893,000
                                                                           ---------------    ---------------
      Balance, end of period                                               $    57,910,000    $    57,910,000
                                                                           ===============    ===============

Retained earnings:
      Balance, beginning of period                                         $     1,621,000    $           -
      Post-public offering net income                                                  -            1,621,000
      Net income                                                                 2,399,000                -
                                                                           ---------------    ---------------
      Balance, end of period                                               $     4,020,000    $     1,621,000
                                                                           ===============    ===============

Treasury stock:
      Balance, beginning of period                                         $           -      $           -
      Repurchase of stock (Note 7)                                                (181,000)               -
                                                                           ---------------    ---------------
      Balance, end of period                                               $      (181,000)   $           -
                                                                           ===============    ===============

Total:
      Balance, beginning of period                                         $    59,544,000    $           -
      Issuance of stock in connection with the Merger                                  -           31,027,000
      Sale of stock in connection with the public offering, net of costs               -           26,896,000
      Post-public offering net income                                                  -            1,621,000
      Repurchase of stock (Note 7)                                                (181,000)               -
      Net income                                                                 2,399,000                -
                                                                           ---------------    ---------------
      Balance, end of period                                               $    61,762,000    $    59,544,000
                                                                           ===============    ===============

Combined shareholders' equity:
      Balance, beginning of period                                         $           -      $    39,012,000
      Contributed capital                                                              -                4,000
      Distributions to stockholders                                                    -           (1,192,000)
      Pre-public offering net income (loss)                                            -           (6,797,000)
      Issuance of stock in connection with the Merger                                  -          (31,027,000)
                                                                           ---------------    ---------------
      Balance, end of period                                               $           -      $           -
                                                                           ===============    ===============

See accompanying notes to consolidated financial statements.

                              DLB OIL & GAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------
                                                                                 1996            1995
                                                                            -------------    --------------
Cash flows from operating activities:
    Net income (loss)                                                        $  2,399,000    $ (5,789,000)
    Adjustments to reconcile net income
         to net cash provided by operating activities:
            Depreciation, depletion, and
                amortization                                                    6,695,000       5,255,000
            Deferred income taxes                                               1,454,000      12,110,000
            Loss on sale of assets                                                208,000            -
            Increase in accounts receivable                                    (2,560,000)       (487,000)
            Increase (decrease) in prepaid expenses                                59,000         (56,000)
            Increase (decrease) in accounts payable, distributions payable
                and accrued liabilities                                         1,108,000      (2,502,000)
            Increase in drilling advances and other liabilities                   216,000            -
                                                                             ------------    ------------
                Net cash provided by operating activities                       9,579,000       8,531,000
                                                                             ------------    ------------

Cash flows from investing activities:
    Expenditures for property and equipment                                   (45,739,000)    (10,846,000)
    Purchase of investments and other assets                                   (6,596,000)           -
    Proceeds from sales of assets                                               1,380,000            -
                                                                             ------------    ------------
                Net cash used in investing activities                         (50,955,000)    (10,846,000)
                                                                             ------------    ------------

Cash flows from financing activities:
    Proceeds of long-term debt                                                 32,000,000       3,000,000
    Payments of long-term debt                                                       -        (11,231,000)
    Contributed capital                                                              -              4,000
    Distributions to shareholders                                                    -         (1,192,000)
    Proceeds from issuance of stock                                                  -         27,014,000
    Purchase of treasury stock                                                   (181,000)           -
                                                                             ------------    ------------
                Net cash provided by financing activities                      31,819,000      17,595,000
                                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalents:                          (9,557,000)     15,280,000

Cash and cash equivalents beginning of year                                    14,313,000       3,059,000
                                                                             ------------    ------------
Cash and cash equivalents end of year                                        $  4,756,000    $ 18,339,000
                                                                             ============    ============

Supplemental cash flow information:
    Cash payments for interest                                               $    643,000    $    485,000
                                                                             ============    ============

See accompanying notes to consolidated financial statements

                              DLB OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996



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

     The accompanying consolidated financial statements covering periods on or after July 20, 1995, include the consolidated accounts of the Company and its wholly owned subsidiaries, and its proportionate share of a venture involved in the production of oil and natural gas and in the gathering, processing and transporting of natural gas. (See Note 8 to Consolidated Financial Statements). All intercompany transactions and balances have been eliminated in consolidation.


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

     In the opinion of DLB's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of the Company and its subsidiaries as of September 30, 1996, and the results of their operations and their cash flows for the three month and nine month periods ended September 30, 1996 and 1995.


(4)  MARKETABLE SECURITIES

     During the first nine months of 1996, the Company acquired senior unsecured notes with a face value of $19,519,000 in open market transactions for $6,584,000. The notes were issued by an oil and gas company that had previously filed for Chapter 11 reorganization.

     These notes are being carried at cost which approximates market value.


(5)  PROPERTY AND EQUIPMENT

     PROPERTIES ACQUIRED

     On May 31, 1996, the Company closed the purchase of certain Oklahoma oil and natural gas properties from Amerada Hess Corporation ("Amerada Hess") for approximately $33,300,000. The purchase price is subject to post-closing price adjustments for assets-related revenues and costs and is being accounted for under the purchase method of accounting. The Company funded the purchase through existing cash funds and borrowings of $30,000,000 from its existing credit facilities.

                              DLB OIL & GAS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


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

     The following table for the nine months ended September 30, 1996, has been prepared under the assumption the purchase occurred on January 1, 1996.

                                                               NINE MONTHS ENDED
                                                               SEPTEMBER 30, 1996
                                                                   (PRO FORMA)
                                                               ------------------
Revenues:
      Oil and natural gas sales                                  $    22,557,000
      Natural gas gathering, processing
           and transportation, net                                       586,000
      Interest                                                           312,000
      Other                                                               39,000
                                                                 ---------------
                                                                      23,494,000

Expenses:
      Lease operating                                                  6,843,000
      Depreciation, depletion,
           and amortization                                            7,853,000
      General and administrative                                       1,985,000
      Interest                                                         1,490,000
      Loss on sale of assets                                             208,000
                                                                 ---------------
                                                                      18,379,000
                                                                 ---------------

Income before income taxes                                             5,115,000

Deferred income taxes (Note 6)                                         1,930,000
                                                                 ===============
Net income                                                       $     3,185,000
                                                                 ===============
Net income per common share                                      $          0.25
                                                                 ===============

Weighted average common
      shares outstanding                                              12,979,000
                                                                 ===============

See accompanying notes to consolidated financial statements

                              DLB OIL & GAS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


(6)  INCOME TAXES

     Prior to the merger and initial public offering, the Company and Davidson filed separate income tax returns as Subchapter S corporations under the provisions of the Internal Revenue Code. The Company's S election terminated upon the merger and initial public offering. As a result of the Company's termination of the S election, the Company recognized a charge against operations in the amount of $11,500,000 for deferred income taxes during the third quarter of 1995. The charge represented the tax effect of the difference between the financial statement carrying values and the income tax basis of the Company's assets and liabilities on the date the S election was terminated.

     Tax strategies implemented by the shareholders prior to the merger are not reflective of the results that the Company would have achieved if the Company had been directly subject to income taxes. Subsequent to the offering, the results of operations reflect a deferred provision for income tax expense at a blended rate of approximately 37.7%.


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

     On February 7, 1996, the Company announced a common stock repurchase plan. Under the terms of the plan, up to $5,000,000 of common stock can be repurchased from time to time. On February 7, 1996, approximately 25,000 shares were repurchased for $181,000. Repurchased stock is held as treasury stock by the Company. The repurchase plan expired under its own terms on August 5, 1996.

     In connection with the public offering, the Company issued stock options covering 1,625,000 shares of common stock to its employees. Options for 1,300,000 shares vest and are exercisable at $10 per share in 20 equal quarterly installments which commenced with the quarter ended October 31, 1995. The remaining 325,000 options vest in five

                              DLB OIL & GAS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


     equal annual installments commencing January 1, 1996 and are exercisable at $10 per share. As of September 30, 1996, 325,000 options have vested and are exercisable.

(8)  SETTLEMENT OF CONTINGENCY

     In February 1996, the Company settled claims that had been submitted to arbitration against a joint venture partner alleging breach of contract and tortuous conduct. The claims arose under the terms of the Carmen Field Joint Venture Agreement dated May 26, 1993, between the Company and Magic Circle Acquisition Corporation ("Magic Circle"). The Company settled its claims by the agreement dated February 9, 1996. The settlement agreement provided for mutual releases of all claims arising out of the Carmen Field Joint Venture ("CFJV"), dissolution of the CFJV, assignment to the Company of its interest in the CFJV oil and natural gas properties, the payment of $3,349,000 to the Company, the transfer to the Company of its share of a small gathering system in Stephens County, Oklahoma, and the transfer to Magic Circle of gathering, processing and compression facilities in Alfalfa and Woodward Counties, Oklahoma. The Company recognized a net loss of $208,000, which included $212,000 of legal and accounting expenses, related to the transfer of the gathering, processing and compression facilities.

(9)  OTHER COMMITMENTS AND CONTINGENCIES

     An interest owner in the Amerada Hess properties filed a lawsuit against Amerada Hess and the Company for denying the interest owner's election of preferential purchase rights on certain leases included in the Amerada Hess properties. The interest owner is seeking performance of its election of the preferential purchase rights from the Company. Amerada Hess and the Company have asserted that the interest owner's election to exercise its preferential rights was not valid.

     If DLB is unsuccessful in defending its position on the claim asserted by the interest owner, DLB would receive an additional $1,765,000 from the interest owner for the leases. The Company would also be required to reimburse the interest owner for revenues received on the respective leases, net of production costs. The Company does not anticipate that this legal action would significantly impact its financial position, liquidity, or results of operations.

     At the present time, as the Company deems these claims invalid, the Company has recognized the results of the oil and natural gas properties in the accompanying financial statements.

Item 2.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     The following discussion is intended to assist in an understanding of the Company's financial position as of September 30, 1996, and its results of operations for the three month and nine month periods ended September 30, 1996 and September 30, 1995. The Consolidated Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to DLB's 1995 annual report on Form 10-K.

     The information in this report includes forward-looking statements, which are based on assumptions that in the future may prove to be inaccurate. The statements may relate to anticipated financial performance or expenditures, drilling or production activities, oil and gas reserve recoveries or similar future matters. The statements, and the Company's business and prospects, are subject to a number of risks including the volatility of oil and gas prices, environmental risks, operation hazards and risks, risks related to exploration and development drilling, uncertainties about estimates of reserves, competition, government regulation, and the ability of the Company to implement its business strategy. Further explanation of these risks is set forth under the heading "Risk Factors" in the Company's prospectus dated July 25, 1995, which section is incorporated within this report.

RESULTS OF OPERATIONS

The following table sets forth certain financial and production information of the Company.

FINANCIAL DATA (in thousands)                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                               -------------------    -------------------
                                                 1996       1995        1996       1995
                                               --------   --------    --------   --------
Revenues
     Oil                                       $  3,827   $  2,987    $  9,676   $  9,626
     Natural gas                                  3,907      1,430       8,054      3,976
                                               --------   --------    --------   --------
                                                  7,734      4,417      17,730     13,602
     Natural gas gathering,
        processing & trans                          196        834         586      2,424
     Interest & other income                         59        224         351        645
                                               --------   --------    --------   --------
                                                  7,989      5,475      18,667     16,671
                                               --------   --------    --------   --------
Expenses
     Lease operating (1)                          2,324      1,143       5,125      3,587
     General & administrative                       520        376       1,985      1,023
     Loss on sale of assets                         -          -           208        -
                                               --------   --------    --------   --------
                                                  2,844      1,519       7,318      4,610
EBITDA (2)                                        5,145      3,956      11,349     12,061
Depreciation, depletion & amortization            2,870      1,835       6,695      5,255
Earnings before interest and taxes                2,275      2,121       4,654      6,806
Interest expense                                    550         84         801        485
                                               --------   --------    --------   --------
Earnings before taxes                             1,725      2,037       3,853      6,321
Income taxes - deferred                             651     12,110       1,454     12,110
                                               --------   --------    --------   --------
Net income (loss)                              $  1,074   $(10,073)   $  2,399   $ (5,789)
                                               ========   ========    ========   ========

PER SHARE DATA
Net income (loss)                              $   0.08   $  (0.84)   $   0.18   $  (0.54)
                                               ========   ========    ========   ========
Average shares outstanding (in thousands)        12,975     12,000      12,979     10,667
                                               ========   ========    ========   ========

PRODUCTION DATA (in thousands except prices)
Oil (Mbbl)                                          183        181         479        553
Natural gas (Mmcf)                                1,663        847       3,606      2,244
Barrel oil equivalent (MBOE)                        460        322       1,080        927
Oil ($/Bbl)                                    $  20.88   $  16.50    $  20.20   $  17.41
Gas ($/Mcf)                                        2.35       1.69        2.23       1.77
$/BOE                                             16.79      13.72       16.42      14.67
EXPENSE DATA ($/BOE)
Lease operating                                $   5.05   $   3.55    $   4.74   $   3.87
Depreciation, depletion and amortization (3)       5.91       5.18        5.80       5.19
General and administrative                         1.13       1.17        1.84       1.10

---------
(1) The components of lease operating expense may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include production taxes, administrative overhead, maintenance and repairs, labor and utilities.

(2) EBITDA is defined as earnings before interest, taxes, depreciation, depletion and amortization.

(3) The depreciation, depletion and amortization ("DD&A") reflected on a BOE basis excludes DD&A associated with gas plant, salt water disposal system, and other non-oil and gas property and equipment.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995

Revenues. Total revenues for the three months ended September 30, 1996 were $8.0 million, an increase of $2.5 million from the comparable period in 1995. The $3.3 million increase in oil and gas sales revenue was slightly offset by the $0.6 million decrease in revenue related to the dissolution of the CFJV. (See Note 8 to the Consolidated Financial Statements.) The dissolution resulted in the sale of certain gas gathering and compression assets, which reduced gas gathering, processing and transportation revenues to $0.2 million for the three months ended September 30, 1996 from $0.8 million for the three months ended September 30, 1995. The increase in oil and gas sales revenues for the three months ended September 30, 1996, of $3.3 million was primarily due to the acquisition of the Amerada Hess properties. Production of oil and gas was 183 Mbbl and 1,663 Mmcf, respectively, in the three months ended September 30, 1996, as compared to 181 Mbbl and 847 Mmcf, respectively, in the same period of 1995. On a BOE basis, production increased 43%. The average price received for oil increased to $20.88 per barrel for the three months ended September 30, 1996 from $16.50 in the three months ended September 30, 1995. The average price received for natural gas increased to $2.35 per Mcf in the three months ended September 30, 1996 from $1.69 per Mcf for the same period in 1995. Management anticipates continuing increases in revenue as a result of the Amerada Hess acquisition.

Lease operating expense. Lease operating expenses increased to $2.3 million for the three months ended September 30, 1996 from $1.1 million for the comparable period in 1995 primarily due to an increase in lease operating expenses from the operation of the Amerada Hess properties. On a BOE basis, lease operating expense was $5.05 per BOE for the three months ended September 30, 1996 as compared to $3.55 per BOE in the same period in 1995. In the longer term, management anticipates lower lease operating expense per BOE through the implementation of more efficient operations and additional exploitation of the properties.

Depreciation, depletion and amortization expense. Depreciation, depletion and amortization (DD&A) expense was $2.9 million and $1.8 million for the three months ended September 30, 1996 and 1995, respectively. The DD&A rate related to oil and gas properties was $5.91 and $5.18 per BOE for the three months ended September 30, 1996 and 1995, respectively. The increase in DD&A per BOE resulted primarily from an increased level of capital expenditures for property acquisitions as well as for exploration, development, waterfloods, gas plant and gathering facilities and other property and equipment in the three months ended September 30, 1996 as compared to 1995.

General and administrative expense. General and administrative expense increased to $0.5 million for the three months ended September 30, 1996, from $0.4 million in the comparable period in 1995. This increase was primarily attributable to staffing increases and additional corporate expenses to handle higher levels of activity following the July 1995 initial public offering and $33.3 million acquisition of properties from Amerada Hess on May 31, 1996.

Interest expense. Interest expense increased to $0.6 million for the three months ended September 30, 1996 as compared to $0.1 million in the same period of 1995 as a result of an increase in the average debt balance outstanding. The average debt balance outstanding increased to $30.6 million for the three months ended September 30, 1996 from $3.8 million in the same period of 1995, due to the acquisition of the Amerada Hess properties.

Income Taxes. Deferred income tax expense for the three months ended September 30, 1995 included a $11.5 million charge for a required change in tax status from a S Corporation (which is not taxed directly) to a C Corporation (which is taxed directly). (See Note 6 to the Consolidated Financial Statements.)

Net income (loss). On a recurring basis, net income decreased 15% to $1.1 million for the three months ended September 30, 1996 from $1.3 million for the three months ended September 30, 1995 primarily as a result of a decrease in gas gathering, processing and transportation revenues due to the dissolution of the CFJV. The Company recognized a nonrecurring charge of $11.5 million for deferred income tax expense in the three months ended September 30, 1995. As a result of the nonrecurring item, net income increased to $1.1 million for the three month period ended September 30, 1996 from a loss of $10.1 million in the comparable period of 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Revenues. Total revenues for the nine months ended September 30, 1996 were $18.7 million, an increase of $2.0 million from the comparable period in 1995. Production of oil and gas was 479 MBbl and 3,606 MMcf, respectively, for the nine months ended September 30, 1996, as compared to 553 MBbl and 2,244 MMcf, respectively, for the same period of 1995. The increase in oil and gas revenues was due to the acquisition of the Amerada Hess properties and an increase in product prices. Gas volumes increased to 3,606 MMcf for the first nine months of 1996 from 2,244 Mmcf for the comparable period in 1995. Increases in gas production offset decreases in oil production on a BOE basis. The average price received for oil increased to $20.20 per barrel in the first nine months of 1996 from $17.41 per barrel in the comparable period in 1995. The average price received for natural gas was $2.23 per Mcf for the nine months ended September 30, 1996 as compared to $1.77 per Mcf for the same period during 1995. A $1.8 million decrease in revenues from gathering, dehydration and compression fees, was primarily due to the dissolution of the CFJV. (See Note 8 to the Consolidated Financial Statements.) Management anticipates continuing increases in revenues as a result of the Amerada Hess acquisition.

Lease operating expense. Lease operating expenses increased to $5.1 million for the nine months ended September 30, 1996, from $3.6 million in the comparable period of 1995 primarily due to an increase in lease operating expenses from the operation of the Amerada Hess properties. On a BOE basis, lease operating expense was $4.74 per BOE for the nine months ended September 30, 1996 compared to $3.87 per BOE in the comparable period of 1995. In the longer term, management anticipates lower lease operating expenses per BOE through the implementation of more efficient operations and additional exploitation of the properties.

Depreciation, depletion and amortization expense. DD&A expense for the first nine months of 1996 totaled $6.7 million compared with $5.3 million for the same period in 1995. The DD&A rate increased to $5.80 per BOE for the nine months ended September 30, 1996, from $5.19 per BOE for the comparable period of 1995. The increase in DD&A per BOE resulted primarily from an increased level of capital expenditures for property acquisitions as well as for exploration, development, waterfloods, gas gathering facilities and other property and equipment in the nine months ended September 30, 1996 as compared to 1995.

General and administrative expense. General and administrative expense increased to $2.0 million for the nine months ended September 30, 1996, from $1.0 million for the comparable period in 1995. This increase was primarily attributable to staffing increases and additional corporate expenses to handle higher levels of activity following the July 1995 initial public offering and $33.3 million acquisition of properties from Amerada Hess on May 31, 1996.

Interest expense. Interest expense increased to $0.8 million for the nine months ended September 30, 1996 as compared to $0.5 million for the same period of 1995 as a result of an increase in the average debt which was partially offset by a decrease in the average annualized interest rate. The average debt balance outstanding increased to $14.5 million for the nine months ended September 30, 1996 from $7.6 million in the same period of 1995, due to the acquisition of the Amerada Hess properties. The average annualized interest rate on debt outstanding was 7.4% for the nine months ending September 30, 1996 as compared to 8.6% for the same period in 1995.

Income Taxes. Deferred income tax expense for the nine months ended September 30, 1995 included a $11.5 million charge for a required change in tax status from a S Corporation (which is not taxed directly) to a C Corporation (which is taxed directly). (See Note 6 to the Consolidated Financial Statements.)

Net income (loss). On a recurring basis, net income decreased 34% to $2.5 million for the nine months ended September 30, 1996 from $3.8 million for the nine months ended September 30, 1995 primarily from a $1.8 million decrease in natural gas gathering, processing and transportation revenues. The Company incurred a nonrecurring charge of $11.5 million for deferred income tax expense in the nine months ended September 30, 1995. As a result of this item, net income increased to $2.4 million for the nine month period ended September 30, 1996 from a loss of $5.8 million in the comparable period of 1995.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

The following table presents comparative cash flows of the Company for the nine months ended September 30, 1996 and September 30, 1995.

                                                     NINE MONTHS ENDED SEPTEMBER 30
                                                     ------------------------------
                                                          1996           1995
                                                     ------------      ------------
                                                            (IN THOUSANDS)
Net cash provided by operating activities               $  9,579       $  8,531
Net cash used in investing activities                    (50,955)       (10,846)
Net cash provided by financing activities                 31,819         17,595

Net cash provided from operating activities increased to $9.6 million for the nine months ended September 30, 1996 from $8.5 million from the same period of 1995. This increase of $1.1 million relates primarily to changes in components of working capital (accounts receivable and accounts payable increases associated with increased operations).

Net cash used in investing activities was $51.0 million for the first nine months of 1996, as compared to $10.8 million in the first nine months of 1995. The increase of $40.2 million is primarily attributable to the $31.9 million Amerada Hess properties acquisition. (See Notes 4 and 5 to the Consolidated Financial Statements.)

Net cash provided by financing activities was $31.8 million for the first nine months of 1996 as compared to $17.6 million in 1995. The increase of $14.2 million is due to the $30.0 million of long term borrowing related to the funding of the Amerada Hess properties acquisition.

As of September 30, 1996, the Company had cash balances of $4.8 million and working capital of $11.9 million. The decrease in working capital of $7.2 million as of September 30, 1996 from $19.1 million as of December 31, 1995, is a result of capital expenditures made during the first nine months of 1996, as the Company has utilized the proceeds from the July, 1995 equity offering.

Capital expenditures. The following table sets forth the Company's expenditures for exploration, development, waterfloods and property acquisition, gas plant and gathering facilities and other property and equipment for the nine months ended September 30, 1996 and 1995.

                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------
                                                          1996           1995
                                                    -------------     -------------
                                                            (IN THOUSANDS)
Exploration costs                                      $    7,727     $    4,061
Development costs                                           3,437          5,240
Waterflood costs                                              819            627
Property acquisition costs                                 33,133             13
Gas plant and gathering facilities                            396            745
Other property and equipment                                  227            160
                                                       ----------     ----------
                                                       $   45,739     $   10,846
                                                       ==========     ==========

The Company finances its capital expenditures with cash flows provided by operations and borrowings under the credit facility. The Company expects to spend a total of $60.0 million on capital expenditures in 1996. Of this amount, $45.7 million had been expended as of September 30, 1996, which includes $1.0 million related to the Osage Tribe of Indians Exploration and Development Agreement, $31.9 million related to the Amerada Hess properties acquisition, and $12.8 million related to seismic surveys and other drilling activity. In addition, the Company has expended $6.6 million for senior unsecured notes issued by an unrelated oil and gas company. (See Note 4 to Consolidated Financial Statements.) The remaining budget of $7.7 million will be used for 2-D and 3-D seismic surveys, drilling activity and the acquisition of other mineral interests and leasehold properties. The aggregate level of capital expenditures in 1996 and the allocation thereof is highly dependent upon the Company's success rate on exploration drilling and prevailing conditions in the oil and gas industry. Accordingly, the actual level of capital expenditures may vary materially from the above estimates.

DLB acquired the Amerada Hess properties on May 31, 1996, for $31.9 million, which represents the largest capital expenditure in 1996. The Company's operational plan to maximize these asset values commenced in August of 1996. Therefore, only a few months of activity related to this acquisition are reflected in results of operations for the nine months ended September 30, 1996. Management's plan should result in increased operational activity and cash flow. The Company also invested $6.6 million for senior unsecured notes that do not currently generate cash flow. Management believes the cash flow effect of this expenditure will begin to be reflected in 1997.

Capital resources. From DLB's commencement of operations in 1991 until mid-1995, the Company's cash requirements were met primarily through capital contributions from shareholders, cash generated from operations and borrowings under its credit facilities. By mid-1995, these sources were inadequate to fund the Company's desired level of activities, and the Company undertook an initial public offering of its common stock, which was closed in July 1995. Net proceeds from the offering were $26.9 million. Since its initial public offering and prior to the Amerada Hess acquisition, the Company used offering proceeds along with cash flows from operations to fund its cash requirements. In anticipation of the acquisition of properties from Amerada Hess, the Company increased the borrowing base under its credit facility to $30.0 million from a borrowing base of $20.0 million and used the increased base to partially fund the acquisition. (See Note 5 to Consolidated Financial Statements.) In addition, the proved oil and gas reserves added by this acquisition increased the Company's borrowing base under its credit facility to provide another $20.0 million of borrowing capacity for a total of $50.0 million of borrowing capacity. The Company expects that internal cash sources and borrowing capacity to be sufficient to meet its capital expenditure plans. Ultimately, capital needs will depend substantially on the Company's success in employing working capital in exploration and development activities and the level of future activities as well as factors affecting the oil and gas industry generally.

Liquidity. The ability of the Company to satisfy its obligations will depend upon its future performance, which will be subject to prevailing economic conditions and to financial and business conditions and other factors, many of which are beyond its control, supplemented, if necessary, with existing cash balances and borrowings under the credit facilities. The Company believes its capital resources are adequate to fund the capital expenditure programs.

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings

     Reference is made to the disclosure in Note 9 to the Notes to Consolidated Financial Statements regarding the Samson Resources Company, et al. v. Amerada Hess Corporation and DLB Oil & Gas, Inc. (Case No. CJ-96-38, D.Ct. Ellis Cnty, Okla.)

     Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits required by item 601 of Regulation S-K are as follows:

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

               10.6 Employment Agreement by and between Registrant and Mark Liddell (1)

               10.7      DLB Oil & Gas Stock Option Plan (1)

               10.8      DLB Oil & Gas Omnibus Equity Compensation Plan (1)

               10.9 Shareholder's Agreement by and among Charles E. Davidson, Mike Liddell and Mark Liddell dated May 25, 1995 (1)

               10.10 Agreement for Dissolution of Joint Venture dated February 9, 1996, between DLB Oil & Gas, Inc., Magic Circle Acquisition Corporation and Magic Circle Energy Corporation, Carmen Field Limited Partnership, and Carmen Field Joint Venture (2)

               10.11 First Amendment to the Credit Agreement dated September 30, 1996, between Registrant and First Union National Bank of North Carolina

               27        Financial Data Schedule

               -----------------

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

               (b) Registrant filed the following reports on Form 8-K's filed the quarter ended September 30, 1996:

               Form 8-K Amendment filed on August 12, 1996 disclosing pro forma financial information related to acquisition of oil and gas properties from Amerada Hess Corporation and audited financial statements of the purchased properties.

               Form 8-K filed on August 14, 1996 disclosing the Company's second quarter activity and financial information.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                      DLB OIL & GAS, INC.

Date: November 13, 1996                 /s/ Mark Liddell
                                      ------------------------------------------
                                      Mark Liddell, President

Date: November 13, 1996                 /s/ Ronald D. Youtsey
                                      ------------------------------------------
                                      Ronald D. Youtsey, Chief Financial Officer

                              INDEX TO EXHIBITS



      EXHIBIT
      NUMBER                       DESCRIPTION
      -------                      -----------
        2.0       Agreement for Purchase and Sale dated April 16, 1996,
                  between Amerada Hess Corporation and DLB Oil & Gas,
                  Inc. (the "Agreement for Purchase and Sale"). (4)

        2.1 Letter agreement amending Agreement for Purchase and Sale dated May 7, 1996. (3)

        2.2 Letter agreement amending Agreement for Purchase and Sale dated May 31, 1996. (3)

        3.1       Amended and Restated Certificate of Incorporation (3)

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

        10.11     First Amendment to the Credit Agreement dated
                  June 30, 1996, between Registrant and First Union National
                  Bank of North Carolina (4)

        27        Financial Data Schedule

        -----------------

        (1) Previously filed as an exhibit to Registration No. 33-92786 on Form S-1 and incorporated herein by reference.

        (2) Previously filed as an exhibit to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

        (3) Previously filed as an exhibit to Form 8-K on May 12, 1996, and incorporated herein by reference.

        (4)  Previously filed as an exhibit to Form 10-Q filed on August 14,
             1996

        (5) Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules to Exhibit 2 are omitted. Exhibit 2 contains a list identifying the contents of its exhibits and schedules, and registrant agrees to furnish supplemental copies of such exhibits and schedules to the Securities and Exchange Commission upon request.