Form 10-Q
period 1997-03-31
DLB OIL & GAS INC
filed 1997-05-15
CIK 945982

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



---       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 X         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
---
                                       OR


--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
---
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

The number of shares outstanding of Registrant's common stock, $.001 par value, as of April 30, 1997 was 12,975,000.

                              DLB OIL & GAS, INC.

                               TABLE OF CONTENTS
                           FORM 10-Q QUARTERLY REPORT


PART I.  FINANCIAL INFORMATION

   Item 1.        Consolidated Financial Statements:

                      Consolidated Balance Sheets
                      March 31, 1997 (Unaudited) and December 31, 1996                   4

                      Consolidated Statements of Operations (Unaudited)
                      For the Three Months Ended
                      March 31, 1997 and 1996                                            5

                      Consolidated Statements of Cash Flows (Unaudited)
                      For the Three Months Ended
                      March 31, 1997 and 1996                                            6

                      Notes to Consolidated Financial Statements                         7

   Item 2.        Management's Discussion and Analysis of
                  Results of Operations and Financial Condition                          13


PART II.  OTHER INFORMATION

   Item 6.        Exhibits and Reports on Form 8-K                                       21

                  Signatures                                                             23


                               DLB OIL & GAS, INC









                         PART I. FINANCIAL INFORMATION
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996














              FORMING A PART OF FORM 10-Q QUARTERLY REPORT TO THE
                       SECURITIES AND EXCHANGE COMMISSION

                              DLB OIL & GAS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                  MARCH 31,         DECEMBER  31,
                                                                              ----------------    ----------------
                                                                                    1997                1996
                                                                              ----------------    ----------------
                                                                                (UNAUDITED)           (AUDITED)
Current assets:
        Cash and cash equivalents                                             $      2,585,000    $      4,060,000
        Accounts receivable                                                         13,424,000           8,998,000
        Prepaid expenses                                                             1,531,000             337,000
                                                                              ----------------    ----------------
                       Total current assets                                         17,540,000          13,395,000
                                                                              ----------------    ----------------
Property and equipment - at cost, based on the full cost method of accounting for oil and natural gas properties:
            Oil and natural gas properties subject to amortization                 124,436,000         109,325,000
            Oil and natural gas properties not subject to amortization              25,255,000          18,570,000
            Natural  gas  processing  plants  and  gathering  systems                2,105,000           1,728,000
            Saltwater disposal system                                                1,119,000           1,119,000
            Drilling equipment                                                      16,713,000                --
            Other property and equipment                                             1,991,000           1,223,000
                                                                              ----------------    ----------------
                                                                                   171,619,000         131,965,000
            Accumulated depreciation, depletion and amortization                   (30,391,000)        (27,007,000)
                                                                              ----------------    ----------------
                                                                                   141,228,000         104,958,000
                                                                              ----------------    ----------------
Investments in Waggoner (Barbados) Ltd.                                              3,230,000           3,186,000
Other assets                                                                        16,305,000           7,902,000
                                                                              ----------------    ----------------
                       Total assets                                           $    178,303,000    $    129,441,000
                                                                              ================    ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Trade accounts payable                                                $      6,418,000    $      8,119,000
        Revenue and royalty distributions payable                                    3,322,000           3,125,000
        Accrued liabilities                                                          1,973,000             872,000
        Notes payable                                                                  975,000                --
        Drilling advances and other liabilities                                        292,000              42,000
                                                                              ----------------    ----------------
                       Total current liabilities                                    12,980,000          12,158,000
                                                                              ----------------    ----------------
Long term debt                                                                      78,579,000          37,200,000
Deferred income taxes                                                               19,278,000          15,851,000

Shareholders' equity:
        Preferred stock, 5,000,000 shares authorized; no shares
            issued and outstanding                                                        --                  --
        Common stock, 130,000,000 shares authorized; 13,000,000
            shares issued; 12,975,000 outstanding
            at March 31, 1997 and December 31, 1996                                     13,000              13,000
        Treasury stock (25,000 shares at March 31, 1997
            and December 31, 1996, at cost)                                           (181,000)           (181,000)
        Additional paid in capital                                                  57,910,000          57,910,000
        Retained earnings                                                            9,724,000           6,490,000
                                                                              ----------------    ----------------
                       Total shareholders' equity                                   67,466,000          64,232,000
                                 Commitments and contingencies
                                 Total liabilities and shareholders' equity   $    178,303,000    $    129,441,000
                                                                              ================    ================


See accompanying notes to consolidated financial statements.

                              DLB OIL & GAS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                           1997           1996
                                                                       ------------   ------------
                                                                               (UNAUDITED)
Revenues:
     Oil and natural gas sales                                         $ 12,136,000   $  4,481,000
     Contract drilling                                                    2,413,000           --
     Natural gas gathering, processing and transportation, net              399,000         77,000
     Interest and other                                                      55,000        196,000
                                                                       ------------   ------------
                                                                         15,003,000      4,754,000

Expenses:
     Lease operating                                                      2,062,000        877,000
     Gross production taxes                                                 735,000        334,000
     Contract drilling                                                    1,619,000           --
     Depreciation, depletion, and amortization                            3,390,000      1,794,000
     General and administrative                                             893,000        727,000
     Interest                                                             1,110,000           --
     Loss on sale of assets                                                    --          208,000
                                                                       ------------   ------------
                                                                          9,809,000      3,940,000
                                                                       ------------   ------------

Income before income taxes                                                5,194,000        814,000

Income taxes                                                              1,960,000        309,000
                                                                       ------------   ------------
Net income                                                             $  3,234,000   $    505,000
                                                                       ============   ============
Net income per common share                                            $       0.24   $       0.04
                                                                       ============   ============

Weighted average common and common equivalent shares                     13,463,000     12,987,500
                                                                       ============   ============


See accompanying notes to consolidated financial statements.

                              DLB OIL & GAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                         --------------------------------
                                                                               1997             1996
                                                                         --------------    --------------
Cash flows from operating activities:
   Net income                                                            $    3,234,000    $      505,000
   Adjustments to reconcile net income
        to net cash provided by operating activities:
            Depreciation, depletion, and
                amortization                                                  3,390,000         1,794,000
            Deferred income taxes                                             1,960,000           309,000
            Loss on sale of assets                                                 --             208,000
            (Increase) decrease in accounts receivable                       (1,625,000)        1,638,000
            (Increase) decrease in prepaid expenses                            (997,000)          125,000
            Decrease in accounts payable, distributions payable
                and accrued  liabilities                                     (2,997,000)       (2,082,000)
            Increase in drilling advances and other liabilities                 250,000           321,000
                                                                         --------------    --------------
                Net cash provided by operating activities                     3,215,000         2,818,000
                                                                         --------------    --------------

Cash flows from investing activities:
   Expenditures for property and equipment                                  (24,953,000)       (5,303,000)
   Purchase of investments and other assets                                  (7,332,000)       (3,683,000)
   Proceeds from sales of assets                                                   --           1,380,000
   Purchase of Bonray Drilling Corporation net of cash acquired             (12,824,000)             --
                                                                         --------------    --------------
                Net cash used in investing activities                       (45,109,000)       (7,606,000)
                                                                         --------------    --------------

Cash  flows  from  financing  activities
   Proceeds of long-term debt                                                96,465,000              --
   Payments of long-term debt                                               (54,900,000)             --
   Payments of debt issuance costs                                           (1,146,000)             --
   Purchase of treasury stock                                                      --            (181,000)
                                                                         --------------    --------------
                Net cash provided by (used in) financing activities          40,419,000          (181,000)
                                                                         --------------    --------------

Net decrease in cash and cash equivalents:                                   (1,475,000)       (4,969,000)
Cash and cash equivalents beginning of period                                 4,060,000        14,313,000
                                                                         --------------    --------------
Cash and cash equivalents end of period                                  $    2,585,000    $    9,344,000
                                                                         ==============    ==============

Supplemental cash flow information:
   Cash payments for interest                                            $      776,000    $         --
                                                                         ==============    ==============

Supplemental schedule of noncash investing activities:
   Property and equipment received from settlement of contingency        $         --      $      231,000
                                                                         ==============    ==============


See accompanying notes to consolidated financial statements.

                              DLB OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION, DESCRIPTION OF BUSINESS AND PRINCIPALS OF CONSOLIDATION

         DLB Oil & Gas, Inc., ("DLB" or the "Company") is an independent energy company engaged primarily in the exploration, development, production and acquisition of oil and gas properties in the Mid-Continent region and the coastal and shallow onshore regions of south Louisiana, two of the most prolific oil and gas producing regions in the United States. The Company's principal producing fields are presently concentrated in Oklahoma. In addition, through its wholly owned subsidiaries, Bonray Drilling Corporation ("Bonray"), which was acquired in February 1997, and Gathering Energy Marketing Company, LLC ("GEMCO"), the Company is engaged in the land contract drilling of oil and gas wells and in the gathering, processing, transportation and marketing of hydrocarbons, respectively.

         The accompanying consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries. The Company accounts for its investment in Waggoner (Barbados) Ltd. using the equity method of accounting. All significant intercompany transactions and balances have been eliminated in consolidation.

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in DLB's 1996 annual report on Form 10-K.

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

                              DLB OIL & GAS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(2)      ACQUISITIONS

         AMERADA HESS PROPERTIES

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


         Total estimated proved reserves attributable to the acquired Amerada Hess properties as of May 31, 1996, net to the Company, were 6.8 Mmboe. Proved reserves attributable to such acquired properties were divided approximately 43% oil and 57% natural gas. (The quantities of proved reserves in this paragraph were prepared by the Company's internal engineers and based on an independent reserve study prepared as of January 1, 1996 by DeGolyer and MacNaughton and are unaudited.) Results prior to May 31, 1996 are not included in DLB's consolidated financial statements.

         BONRAY DRILLING CORPORATION

         On February 10, 1997, the Company purchased approximately 98% of the outstanding common stock of Bonray Drilling Corporation ("Bonray") through a tender offer. DLB paid $30.00 per share, or approximately $12,700,000. As a result of the completed tender offer and subsequent merger, Bonray Drilling Corporation became a subsidiary of DLB.

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

         This acquisition was accounted for under the rules of purchase accounting. As a result, DLB's consolidated financial statements only include the results of operations from February 10, 1997.

         WEST COTE BLANCHE BAY FIELD

         On March 11, 1997, the Company purchased Texaco Exploration and Production, Inc.'s 50% interest in the shallow rights in the West Cote Blanche Bay Field ("WCBB") located in Saint Mary's Parish, Louisiana.

         The purchase includes the right to operate existing and future wells completed above the Robb "C" (a geologic marker located at approximately 10,500 feet) and the right to operate the related production facilities which include oil and gas pipelines, salt water disposal wells, compression facilities and related equipment. The purchase price was $12,300,000. Proved reserves

                              DLB OIL & GAS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         attributable to the acquisition were estimated at approximately 12.2 Mmboe (million barrels of oil equivalent) as of January 1, 1997, and are essentially 100% oil. (The quantities of proved reserves in this paragraph were prepared by the Company's internal engineers and based on an independent reserve study prepared as of January 1, 1997 by Netherland, Sewell and Associates, Inc. and are unaudited.)

         The remaining 50% working interest in the shallow rights to the WCBB property is owned by WRT Energy. As part of the WRT Energy reorganization plan, DLB expects to contribute the acquired interest in WCBB (described above) to WRT Energy in exchange for 5.0 million common shares in the reorganized WRT Energy. (See Note 3.)

         Additionally, the Company purchased approximately $6,000,000 of obligations of WRT Energy that relate to the West Cote Blanche Bay Field properties. Such obligations are expected to be converted into common shares of the new WRT Energy and are included in the equity percentages disclosed in Note 3.

(3)      INVESTMENT IN OTHER ASSETS

         During 1996 and 1997, the Company acquired senior unsecured notes and other credit obligations of WRT Energy Corporation ("WRT Energy"), an oil and gas company operating under the provisions of Chapter 11 of the United States Bankruptcy Code since February of 1996. These notes and other credit obligations are being accounted for using the cost method. At March 31, 1997, the Company's cost of these notes and other credit obligations was approximately $15,159,000.

         On November 29, 1996 as amended on January 20, 1997, and March 11, 1997, the Company and Wexford Management LLC ("Wexford"), an entity affiliated with the Chairman of the board of directors of the Company, filed a joint plan of reorganization with WRT Energy. No competing reorganization plans were filed. This plan was confirmed on April 28, 1997 and will go into effect on June 28, 1997. Under the plan, a new WRT Energy will be created with approximately 21.3 million shares of common stock outstanding. The Company will exchange its WRT Energy notes, the Company's interest in the West Cote Blanche Bay Field acquired in March of 1997 (described in Note 2) and other assets for an equity interest in the new WRT Energy. In addition, the Company and Wexford have committed to funding a rights offering associated with the reorganization plan of WRT Energy. The rights to purchase new common stock of WRT Energy are being offered to all unsecured creditors of WRT Energy. Pursuant to provisions of the plan, the Company and Wexford have committed to purchase the rights not exercised by other creditors. Based upon the notes and other credit obligations, the Company's pro rata portion of the rights offering, as contemplated by the plan, ranges from a minimum of $2,400,000 to a maximum of $9,300,000. The Company would own approximately 9.9 million to 11.8 million shares or between 46.2 % and 55.4 % of WRT Energy's equity.

                              DLB OIL & GAS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4)      LONG-TERM DEBT

         On March 5, 1997, the Company established a new revolving credit facility with a group of financial institutions in the amount of $85,000,000, with an underlying borrowing base of $80,000,000. This facility was used to refinance indebtedness under the 1995 facility with the remainder to be used for funding of acquisitions and general corporate purposes. The maturity of the 1997 facility is March 2002.

         Under the terms of the 1997 facility, the Company elects to be charged at the bank's prime rate plus 1/2 of 1% plus the applicable margin or the rate at which Eurodollar deposits for one, two, three, six or twelve months are offered to the bank in the Interbank Eurodollar market plus the applicable margin. Loans made under the 1997 facility are payable in full on the maturity date.

         The revolving loan agreement contains restrictive covenants requiring, among other things, maintenance at specific levels of tangible net worth, working capital, and specific financial ratios, as well as limiting the payment of dividends.

(5)      SHAREHOLDERS' EQUITY

         On February 7, 1996, the Company adopted a common stock repurchase plan. Under the terms of the plan, up to $5,000,000 of common stock could have been repurchased from time to time. Pursuant to the plan, 25,000 shares were repurchased for $181,000. The Company holds repurchased stock as treasury stock.
         The repurchase plan expired August 5, 1996.

         In 1995, the Company adopted a stock option plan ("the Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 1,625,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have ten year terms and vest ratably over a five year term.

         On February 9, 1997, the Company approved 325,000 additional shares available for granting to employees under the Plan.


(6)      COMMITMENTS AND CONTINGENCIES

         In 1996, the Company settled claims submitted to arbitration against a joint venture partner alleging breach of contract and tortuous conduct. The claims arose under the terms of the Carmen Field Joint Venture Agreement ("CFJV") dated May 26, 1993, between the Company and Magic Circle Acquisition Corporation ("Magic Circle"). The Company settled its claims by agreement dated February 7, 1996. The settlement agreement provided for mutual release of all claims arising out of the CFJV, dissolution of the CFJV, distribution to the Company of its interest in the CFJV oil and gas properties, the payment of $3,349,000 to the Company and transfer to the Company of its share of a gathering system in Stephens County, Oklahoma, and

                              DLB OIL & GAS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         transfer to Magic Circle gathering, processing and compression facilities in Alfalfa and Woodward Counties, Oklahoma. As a result of the settlement, the Company recognized a $208,000 loss, including $212,000 of related legal fees.

                               DLB OIL & GAS, INC









                         PART I. FINANCIAL INFORMATION
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS














              FORMING A PART OF FORM 10-Q QUARTERLY REPORT TO THE
                       SECURITIES AND EXCHANGE COMMISSION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



         The following discussion is intended to assist in an understanding of the Company's financial position as of March 31, 1997, and its results of operations for the three month periods ended March 31, 1997 and 1996. The Consolidated Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to DLB's 1996 annual report on Form 10-K.

RESULTS OF OPERATIONS

        The following table sets forth certain financial and production information of the Company.


FINANCIAL DATA (in thousands)                                THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         ---------------------------
                                                             1997           1996
                                                         ------------   ------------
                                                                 (UNAUDITED)
Revenues
    Oil                                                  $      4,721   $      2,671
    Natural gas                                                 7,415          1,810
                                                         ------------   ------------
                                                               12,136          4,481
    Contract drilling                                           2,413           --
    Natural gas gathering, processing & trans.                    399             77
    Interest & other income                                        55            196
                                                         ------------   ------------
                                                               15,003          4,754
                                                         ------------   ------------
Expenses
    Lease operating (1)                                         2,062            877
    Gross production taxes                                        735            334
    Contract drilling                                           1,619           --
    General & administrative (2)                                  893            727
    Loss on sale of assets                                       --              208
                                                         ------------   ------------
                                                                5,309          2,146
EBITDA (3)                                                      9,694          2,608
Depreciation, depletion & amortization (4)                      3,390          1,794
Earnings before interest and taxes                              6,304            814
Interest expense                                                1,110           --
Earnings before income taxes                                    5,194            814
Income taxes - deferred                                         1,960            309
                                                         ------------   ------------
Net income                                               $      3,234   $        505
                                                         ============   ============

PER SHARE DATA
Net income                                               $       0.24   $       0.04
                                                         ============   ============
Weighted average common and common equivalent shares           13,463         12,988

PRODUCTION DATA (in thousands except prices)
Oil (Mbbl)                                                        207            143
Natural gas (Mmcf)                                              2,166            883
Barrel oil equivalent (MBOE)                                      568            290
Oil ($/Bbl)                                              $      22.81   $      18.68
Gas ($/Mcf)                                                      3.42           2.05
$/BOE                                                           21.37          15.45
EXPENSE DATA ($/BOE)
Lease operating                                          $       3.63   $       3.02
Gross production taxes                                           1.29           1.15
Depreciation, depletion and amortization (4)                     5.16           5.76
General and administrative (2)                                   1.31           2.50

_________________________

(1) The components of lease operating expense may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include administrative overhead, maintenance and repairs and labor and utilities.

(2) General and administrative expense relating to oil and gas operations was $0.7 million and general and administrative expenses associated with contract drilling operations was $0.2 million. (Only general and administrative expenses relating to oil and gas operations was used in the general and administrative expense per Boe calculation.)

(3) EBITDA is defined as earnings before interest, taxes, depreciation, depletion and amortization. EBITDA is an analytical measure frequently used by securities analysts and is presented to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements. EBITDA should not be considered as a better measure of the Company's operating performance than net income or as a better measure of liquidity than cash flow from operations.

(4) DD&A related to oil and gas operations was $2.9 million and $1.7 million for the three months ended March 31, 1997 and 1996 respectively. DD&A related to contract drilling operations was $0.3 million with the remaining $0.1 million and $0.1 million for the three months ended March 31, 1997 and 1996 respectively of DD&A related to gas processing, gathering and disposal assets and other non-oil and gas property equipment. (Only DD&A related to oil and gas operations was used in the DD&A per Boe calculations.)

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1996


REVENUES - Total revenues for the three months ended March 31, 1997 were $15.0 million, an increase of $10.2 million from the comparable period in 1996. The increase in revenues was primarily related to the inclusion of revenues from the production of the Amerada Hess properties and operations of Bonray Drilling Corporation in the first quarter of 1997, which were not included in the first quarter of 1996. In addition, a 38% increase in product prices contributed to increased revenues during the three months ended March 31, 1997 compared to the same period in 1996. Revenues attributable to Bonray Drilling Corporation for the period ended March 31, 1997 and subsequent to the acquisition on February 10, 1997 were $2.4 million.

Production of oil and gas was 207 Mbbl and 2,166 Mmcf, respectively, in the three months ended March 31, 1997 as compared to 143 Mbbl and 883 Mmcf, respectively in the same period of 1996. The increase in production and increased product prices caused oil and gas sales revenues to increase $7.6 million to $12.1 million for the three months ended March 31, 1997 as compared to $4.5 million during the same period in 1996. The average price received for oil increased 22% to $22.81 per barrel in the three months ended March 31, 1997 from $18.68 for the three months ended March 31, 1996. The average price received for natural gas increased 67% to $3.42 per Mcf in the three months ended March 31, 1997 from $2.05 per Mcf for the same period of 1996.


LEASE OPERATING EXPENSE - Lease operating expense increased to $2.1 million for the three months ended March 31, 1997 from $0.9 million for the same period of 1996. On a Boe basis, lease operating expenses were $3.63 per Boe for the three months ended March 31, 1997 as compared to $3.02 per Boe in the comparable period of 1996. This increase per Boe was primarily due to an increase in workovers on DLB properties in the three months ended March 31, 1997 as compared to the same period in 1996.


GROSS PRODUCTION TAXES - Gross production taxes increased 120% to $0.7 million during the three months ended March 31, 1997 from $0.3 million in the same period of 1996. This increase was due to increased oil and gas sales revenues.


CONTRACT DRILLING EXPENSE - Contract drilling expense was $1.6 million for the three months ended March 31, 1997. This expense relates to the operation of the drilling rigs acquired in the acquisition of Bonray Drilling Corporation in February 1997. (See Note 2 to the consolidated financial statements.)


DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE - Depreciation, depletion and amortization (DD&A) expense was $3.4 million and $1.8 million for the three months ended March 31, 1997 and 1996, respectively. The increase in DD&A is primarily a result of the increased production due to the Amerada Hess properties acquisition in May 1996. The DD&A rate per Boe related to oil and gas properties decreased to $5.16 from $5.76 for the three months ended March 31, 1997 and 1996 respectively, resulting primarily from the increase in reserves due to the Amerada Hess properties acquisition.


GENERAL AND ADMINISTRATIVE EXPENSE - General and administrative expense increased 23% to $0.9 million for the three months ended March 31, 1997 from $0.7 million in the same period of 1996. The increase was primarily attributable to the $0.2 million of general and administrative expenses in connection with drilling rig operations.

INTEREST EXPENSE - Interest expense for the three months ended March 31, 1997 was $1.1 million. There was no debt outstanding for three months ended March 31, 1996 compared to $53.6 million average debt outstanding for the three months ended March 31, 1997. The average amount of debt outstanding increased due to the acquisitions of the Amerada Hess properties, Bonray Drilling Corporation, West Cote Blanche Bay and investments in obligations of WRT Energy. (See Note 2 to the consolidated financial statements.)


NET LOSS ON SALE OF ASSETS - The Company recognized a net loss of $0.2 million on the sale of assets for the three months ended March 31, 1996 as a result of the dissolution of the CFJV and the related sale of gathering, processing and compression facilities. (See Note 6 to the consolidated financial statements.)


INCOME BEFORE INCOME TAXES - Income before income taxes increased to $5.2 million for the three months ended March 31, 1997 from $0.8 million for the same period of 1996 primarily due to the factors described above, including increased oil and gas revenues due to the acquisition of the Amerada Hess properties and increase product prices. This increase in revenues was partially offset by increased lease operating expenses, depreciation and interest expense.


Net income - Net income increased to $3.2 million for the three months ended March 31, 1997 from $0.5 million the same period in 1996 as a result of the items described above. The effective income tax rate remained constant at 38%.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

The following table presents comparative cash flows of the Company for the three months ended March 31, 1997 and 1996.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                      1997          1996
                                                 --------------  ------------
                                                        (in thousands)
Ne cash provided by operating activities             $  3,215    $ 2,818
Net cash used in investing activities                 (45,109)    (7,606)
Net cash provided by (used in) financing activities    40,419       (181)


Net cash provided from operating activities increased $0.4 million to $3.2 million in the three months ended March 31, 1997 from $2.8 million in the same period of 1996, relating primarily to an increase in net income partially offset by other working capital components.

Net cash used in investing activities was $45.1 million for the three months ended March 31, 1997, as compared to $7.6 million in the same period of 1996. The increase of $37.5 million is primarily attributable to acquisitions of Bonray Drilling Corporation and West Cote Blanche Bay field, investments in senior unsecured notes of WRT Energy and expenditures for the exploration, development and acquisitions of other property and equipment. (See Note 2 to the consolidated financial statements.)

As of March 31, 1997, the Company had cash balances of $2.6 million and working capital of $4.6 million. The increase in working capital of $3.4 million as of March 31, 1997, from $1.2 million as of December 31, 1996, is a result of an increase in accounts receivable.

Capital expenditures ~ The following table sets forth the Company's expenditures for exploration, development, property acquisition, drilling equipment, gas plant and gathering facilities and other property and equipment for the three months ended March 31, 1997 and 1996.

                                           Thee Months Ended March 31,
                                           ---------------------------
                                              1997             1996
                                           ----------        ---------
Exploration costs                           $ 3,408           $3,957
Development costs                             4,942              945
Property acquisition costs                   13,446               34
Drilling equipment                           15,359               --
Gas plant and gathering facilities              377              294
Other property and equipment                    245               73
                                            -------           ------
                                            $37,777           $5,303
                                            =======           ======

The Company intends to finance its capital expenditures with its cash flows provided by operations and borrowings under the credit facility. The Company expects to spend a total of $66.0 million on capital expenditures in 1997. It is currently anticipated that up to $45.9 million of such amount will be used as follows: (i) $19.3 million in connection with the WCBB Acquisition, consisting of $12.3 million for the acquisition of an interest in the WCBB field and certain related assets, $6.0 million for the purchase of certain claims held by Texaco against WRT Energy and $1.0 million for plugging and abandonment obligations; (ii) $12.7 million for the Bonray Acquisition; (iii) $3.8 million for the workover and enhancement of certain rigs acquired in the Bonray Acquisition (iv) from $2.4 million to $9.3 million will be used to purchase shares of common stock of the new WRT Energy in a rights offering, pursuant to the Company's commitment in the WRT Plan, if approved, (v) and $0.8 million for the purchase of additional claims against WRT Energy. As of March 31, 1997, the Company had expended approximately $35.3 million in connection with the foregoing activities. Also included in the Company's budget is up to $27.0 million for oil and gas exploration activities of which $13.0 million is for exploratory wells and $14.0 million is for development wells. The aggregate level of capital expenditures in 1997 for drilling activities and the allocation thereof is highly dependent upon the Company's success rate on exploration drilling and prevailing conditions in the oil and gas industry as well as the amount of common stock of WRT Energy that the Company is required to purchase in a rights offering. Accordingly, the actual level of capital expenditures and the allocation of such expenditures may vary materially from the above estimates.


CAPITAL RESOURCES ~ Prior to the July 1995 equity offering, the Company's cash requirements had been met primarily through capital contributions from shareholders, cash generated from operations and borrowings under credit facilities. Subsequently, the Company has relied on cash flows and primarily borrowings under its credit facilities for additional capital resources.

On March 5, 1997, the Company established a new revolving credit facility with a group of financial institutions, which, as amended, provides for aggregate borrowings of up to $80.0 million (the "1997 Credit Facility"). Borrowings under the 1997 Credit Facility were used to refinance indebtedness under a prior credit facility and to fund the Texaco Acquisition.

Under the terms of the 1997 credit facility, the Company elects to be charged at the bank's prime rate plus 50 basis points plus the applicable margin or the rate at which Eurodollar deposits for one, two, three, six or twelve months are offered to the bank in the Interbank Eurodollar market plus the applicable margin. Loans made under the 1997 Credit Facility are payable in full on March 2002, the maturity date. The 1997 Credit Facility is secured by substantially all of the Company's assets and contains various restrictive covenants. As of March 31, 1997, outstanding borrowings under the 1997 credit facility were $78.5 million.


LIQUIDITY - The Company intends to meet the remainder of its 1997 capital requirements and its other obligations primarily from existing cash balances, cash flow from operations and borrowings under the 1997 Credit Facility. The Company's cash flow from operations will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial and business conditions and other factors, many of which are beyond its control. In addition, as a result of borrowings under the 1997 Credit Facility to fund the Texaco Acquisition, the Company has $1.5 million of available borrowing capacity under such facility at March 31, 1997. Management believes that additional financing will be required to fully implement its proposed 1997 capital budget and has commenced discussions with the lenders under the 1997 credit facility to increase the Company's borrowing capacity thereunder to address it near-term liquidity requirements. The Company may also seek additional capital through offerings of debt and/or equity securities. There can be no assurance, however, that the lenders will increase the borrowing limits under the 1997 credit facility or that such offerings can be successfully completed. Should sufficient financing not be available from these or other sources, implementation of the Company's 1997 capital program would be delayed and, accordingly, the Company's growth strategy could be adversely affected.

The Company does not intend to pay dividends on its common stock in the near future. The Company will redeploy earnings generated as it continues its growth strategies.

In future periods, the Company expects to recognize deferred income taxes of approximately 37% to 39% of income before income taxes. The majority of the Company's income tax expense is expected to be recognized as deferred income tax expense due to the current tax treatment of oil and gas exploration costs.

The Company may from time to time enter into certain swap or hedge transactions in an attempt to mitigate price volatility on production that is subject to market sensitive pricing. To the extent the Company is unable to effect such transactions, continued fluctuations in oil and gas prices could have an effect on the Company's operating results. The Company has entered into futures contracts to fix the sales price of certain of its oil and gas production during 1997. The Company has entered into oil futures contracts for the months of April through August, with volumes ranging from 50,000 to 53,000 barrels per month, and prices ranging from $23.41 per barrel in April to $21.37 per barrel in August. The Company has also entered into gas futures contracts for the months of April through September, with volumes ranging from 250,000 to 680,000 MCF of gas per month and prices ranging from $2.42 per Mcf in April to $1.95 per Mcf in August. These futures contracts are designed to mitigate the effect of anticipated lower product prices in the second quarter of 1997 as compared to the first quarter of 1997.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and restatement of prior-period earnings per share data is required. The new standard will not apply to DLB's financial statements until the fourth quarter of 1997. SFAS No. 128 revises the current calculation methods and presentation of primary and fully diluted earnings per share. The company has reviewed the requirements of SFAS No. 128, and has concluded that they will increase DLB's historical primary earnings per share amounts to $0.25 per share for the first quarter of 1997 and be consistent for the diluted earnings per share amount ($0.24).

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

                  10.12 Credit Agreement Dated as March 5, 1997 between Registrant and Chase Manhattan Bank (5)

                  10.13    Second Amended Disclosure Statement Under 11 U.S.C.
                           Section 1125 in Support of Debtor and DLBW's Second Amended Joint Plan of Reorganization Under Chapter 22 of the United States Bankruptcy Code (5)

                  10.14    Texaco Agreements (5)

                  10.15 First Amendment to Credit Agreement dated March 12, 1997, between the Registrant and Chase Manhattan Bank (7)

                  21.0     Subsidiaries of the Company (1)

                  27.0     Financial Data Schedule (7)

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

                  (5) Previously filed as an exhibit to Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

                  (6) Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules to Exhibit 2.0 are omitted.
                       Exhibit 2.0 contains a list identifying the contents of its exhibits and schedules, and registrant agrees to furnish supplemental copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

                  (7)  Filed herein.

                  Copies of the foregoing exhibits filed with this report or incorporated by reference are available from the Company upon written request and payment of a reasonable copying fee.



                  (b) Registrant filed the following reports on Form 8-K's filed the quarter ended March 31, 1997:

                               Form 8-K filed February 7, 1997, disclosing
                               Registrant's acquisition of Bonray Drilling.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                                      DLB OIL & GAS, INC.

      Date  May 15, 1997                               /s/ Mark Liddell
          ---------------                             -------------------------
                                                      Mark Liddell, President



      Date  May 15, 1997                               /s/ Ronald D. Youtsey
          ---------------                             -------------------------
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

        10.12 Credit Agreement Dated as March 5, 1997 between Registrant and Chase Manhattan Bank (5)

        10.13              Second Amended Disclosure Statement Under 11 U.S.C.
                           Section 1125 in Support of Debtor and DLBW's Second Amended Joint Plan of Reorganization Under Chapter 22 of the United States Bankruptcy Code (5)

        10.14              Texaco Agreements (5)

        10.15 First Amendment to Credit Agreement dated March 12, 1997, between the Registrant and Chase Manhattan Bank. (7)

        21.0               Subsidiaries of the Company (1)

        27.0               Financial Data Schedule (7)

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

                  (5) Previously filed as an exhibit to Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

                  (6) Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules to Exhibit 2.0 are omitted.
                       Exhibit 2.0 contains a list identifying the contents of its exhibits and schedules, and registrant agrees to furnish supplemental copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

                  (7)  Filed herein

                  Copies of the foregoing exhibits filed with this report or incorporated by reference are available from the Company upon written request and payment of a reasonable copying fee.



                  (b) Registrant filed the following reports on Form 8-K's filed the quarter ended March 31, 1997:

                               Form 8-K filed February 7, 1997, disclosing
                               Registrant's acquisition of Bonray Drilling.