Form 10-Q
period 1997-06-30
DLB OIL & GAS INC
filed 1997-08-14
CIK 945982

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No 0-26484

                               DLB OIL & GAS, INC.
             (Exact name of registrant as specified in its charter)

             OKLAHOMA                                    73-1358299
  (State or other jurisdiction of             (IRS Employer Identification No )
   incorporation of organization)

         1601 NORTHWEST EXPRESSWAY, SUITE 700
         OKLAHOMA CITY, OKLAHOMA                                  73118-1401
         (Address of principal executive offices)                 (Zip Code)

         Registrant's telephone number, including area code (405) 848-8808

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                  ---   ---

         The number of shares outstanding of Registrant's common stock, $.001 par value, as of July 31, 1997 was 12,975,000.

                               DLB OIL & GAS, INC.

                               TABLE OF CONTENTS
                           FORM 10-Q QUARTERLY REPORT


PART I.  FINANCIAL INFORMATION
   Item 1.        Consolidated Financial Statements:

                      Consolidated Balance Sheets

                      June 30, 1997 (Unaudited) and December 31, 1996                            4

                      Consolidated Statements of Operations (Unaudited)
                      For the Three Months Ended June 30, 1997 and 1996 and the
                      Six Months Ended June 30, 1997 and 1996                                    5

                      Consolidated Statements of Cash Flows (Unaudited)
                      For the Six Months Ended June 30, 1997 and 1996                            6


                      Notes to Consolidated Financial Statements                                 7

   Item 2.        Management's Discussion and Analysis of
                  Results of Operations and Financial Condition                                  16
                  Disclosure Regarding Forward-Looking Statements                                16


PART II.   OTHER INFORMATION

   Item 6.        Exhibits and Reports on Form 8-K                                               26

                  Signatures                                                                     28

                               DLB OIL & GAS, INC









                          PART I. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996














              FORMING A PART OF FORM 10-Q QUARTERLY REPORT TO THE
                       SECURITIES AND EXCHANGE COMMISSION

                               DLB OIL & GAS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                JUNE 30,          DECEMBER 31,
                                                            ---------------     ---------------
                                                                  1997                1996
                                                            ---------------     ---------------
                                                                (Unaudited)          (Audited)
Current assets:
      Cash and cash equivalents                              $   7,115,000      $   4,060,000
      Accounts receivable                                       11,804,000          8,998,000
      Prepaid expenses                                           1,178,000            337,000
                                                             -------------      -------------
                Total current assets                            20,097,000         13,395,000
                                                             -------------      -------------
Property and equipment - at cost, based on the
    full cost method of accounting for oil and
      natural gas properties:
        Oil and natural gas properties subject to
          amortization                                         128,786,000        109,325,000
        Oil and natural gas properties not subject
          to amortization                                       24,497,000         18,570,000
        Natural gas processing plants and gathering
          systems                                                2,513,000          1,728,000
        Saltwater disposal system                                1,119,000          1,119,000
        Drilling equipment                                      18,752,000                 --
        Other property and equipment                             2,246,000          1,223,000
                                                             -------------      -------------
                                                               177,913,000        131,965,000
        Accumulated depreciation, depletion and
          amortization                                         (34,436,000)       (27,007,000)
                                                             -------------      -------------
                                                               143,477,000        104,958,000
                                                             -------------      -------------
Investments in Waggoner (Barbados) Ltd.                          3,239,000          3,186,000
Other assets                                                    16,243,000          7,902,000
                                                             -------------      -------------
                      Total assets                           $ 183,056,000      $ 129,441,000
                                                             =============      =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Trade accounts payable                                 $   7,937,000      $   8,119,000
      Revenue and royalty distributions payable                  3,938,000          3,125,000
      Accrued liabilities                                        2,298,000            872,000
      Notes payable                                                494,000                 --
      Drilling advances and other liabilities                      122,000             42,000
                                                             -------------      -------------
                Total current liabilities                       14,789,000         12,158,000
                                                             -------------      -------------

Long term debt                                                  80,073,000         37,200,000
Deferred income taxes                                           19,825,000         15,851,000

Shareholders' equity:
      Preferred stock, 5,000,000 shares authorized;
        no shares issued and outstanding                                --                 --
      Common stock, 130,000,000 shares authorized;
        13,000,000 shares issued; 12,975,000 outstanding
        at June 30, 1997 and December 31, 1996                      13,000             13,000
      Treasury stock (25,000 shares at June 30, 1997
        and December 31, 1996, at cost)                           (181,000)          (181,000)
      Additional paid in capital                                57,910,000         57,910,000
      Retained earnings                                         10,627,000          6,490,000
                                                             -------------      -------------
                Total shareholders' equity                      68,369,000         64,232,000
                                                             -------------      -------------
                      Commitments and contingencies
                      Total liabilities and
                        shareholders' equity                 $ 183,056,000      $ 129,441,000
                                                             =============      =============

See accompanying notes to consolidated financial statements.

                              DLB OIL & GAS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                                   ---------------------------     ---------------------------
                                                                       1997             1996           1997            1996
                                                                   -----------     -----------     -----------     -----------
                                                                           (Unaudited)                    (Unaudited)
Revenues:
     Oil and natural gas sales                                     $ 9,399,000     $ 5,515,000     $21,535,000     $ 9,996,000
     Contract drilling                                               4,807,000              --       7,220,000              --
     Natural gas gathering, processing and transportation, net         390,000         313,000         789,000         390,000
     Interest and other                                                 76,000          96,000         131,000         292,000
                                                                   -----------     -----------     -----------     -----------
                                                                    14,672,000       5,924,000      29,675,000      10,678,000

Expenses:
     Lease operating                                                 2,396,000       1,236,000       4,458,000       2,113,000
     Gross production taxes                                            605,000         354,000       1,340,000         688,000
     Contract drilling                                               3,413,000              --       5,031,000              --
     Depreciation, depletion, and amortization                       4,038,000       2,031,000       7,428,000       3,825,000
     General and administrative                                      1,149,000         738,000       2,042,000       1,465,000
     Interest                                                        1,621,000         251,000       2,732,000         251,000
     Loss on sale of assets                                                 --              --              --         208,000
                                                                   -----------     -----------     -----------     -----------
                                                                    13,222,000       4,610,000      23,031,000       8,550,000
                                                                   -----------     -----------     -----------     -----------

Income before income taxes                                           1,450,000       1,314,000       6,644,000       2,128,000

Income taxes                                                           547,000         494,000       2,507,000         803,000
                                                                   ===========     ===========     ===========     ===========
Net income                                                         $   903,000     $   820,000     $ 4,137,000     $ 1,325,000
                                                                   ===========     ===========     ===========     ===========
Net income per common share                                        $      0.07     $      0.06     $      0.31     $      0.10
                                                                   ===========     ===========     ===========     ===========

Weighted average common and common equivalent shares                13,455,000      12,975,000      13,459,000      12,981,000
                                                                   ===========     ===========     ===========     ===========


See accompanying notes to consolidated financial statements.

                              DLB OIL & GAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Six Months Ended June 30,
                                                                              ------------------------------
                                                                                   1997              1996
                                                                              ------------      ------------
                                                                                       (Unaudited)
Cash flows from operating activities:
    Net income                                                                $  4,137,000      $  1,325,000
    Adjustments to reconcile net income
        to net cash provided by operating activities:
           Depreciation, depletion, and
              amortization                                                       7,428,000         3,825,000
           Deferred income taxes                                                 2,507,000           803,000
           Loss on sale of assets                                                       --           208,000
           Increase in accounts receivable                                          (4,000)       (1,891,000)
           Increase in prepaid expenses                                           (644,000)          (75,000)
           Decrease in accounts payable, distributions payable
              and accrued liabilities                                             (538,000)       (1,384,000)
           Increase (decrease) in drilling advances and other liabilities           80,000          (151,000)
           Amortization of note issuance costs                                      91,000                --
                                                                              ------------      ------------
              Net cash provided by operating activities                         13,057,000         2,660,000
                                                                              ------------      ------------

Cash flows from investing activities:
    Expenditures for property and equipment                                    (31,272,000)      (40,520,000)
    Purchase of investments and other assets                                    (7,296,000)       (3,690,000)
    Proceeds from sales of assets                                                       --         1,380,000
    Purchase of Bonray Drilling Corporation net of cash acquired               (12,824,000)               --
                                                                              ------------      ------------
              Net cash used in investing activities                            (51,392,000)      (42,830,000)
                                                                              ------------      ------------

Cash flows from financing activities
    Proceeds of long-term debt                                                  97,480,000        30,000,000
    Payments of long-term debt                                                 (54,900,000)               --
    Payments of debt issuance costs                                             (1,190,000)               --
    Purchase of treasury stock                                                          --          (181,000)
                                                                              ------------      ------------
              Net cash provided by (used in) financing activities               41,390,000        29,819,000
                                                                              ------------      ------------

Net decrease in cash and cash equivalents:                                       3,055,000       (10,351,000)
Cash and cash equivalents beginning of period                                    4,060,000        14,313,000
                                                                              ------------      ------------
Cash and cash equivalents end of period                                       $  7,115,000      $  3,962,000
                                                                              ============      ============

Supplemental cash flow information:
    Cash payments for interest                                                $  2,452,000      $    251,000
                                                                              ============      ============

Supplemental schedule of noncash investing activities:
    Property and equipment received from settlement of contingency            $         --      $    231,000
                                                                              ============      ============


See accompanying notes to consolidated financial statements.

                              DLB OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996




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

                              DLB OIL & GAS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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


(2)      ACQUISITIONS

         AMERADA HESS PROPERTIES

         On May 31, 1996, the Company acquired certain Oklahoma oil and natural gas properties from Amerada Hess Corporation ("Amerada Hess") for approximately $32,100,000, with $25,500,000 allocated to producing properties and $6,600,000 allocated to undeveloped leasehold and to nonproducing perpetual mineral interests. The Company funded the purchase through use of cash funds and borrowings of $30,000,000 from its credit facilities.


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


         BONRAY DRILLING CORPORATION

         On February 10, 1997, the Company purchased approximately 98% of the outstanding common stock of Bonray Drilling Corporation ("Bonray") through a tender offer. DLB paid $30.00 per share, or approximately $12,700,000. Upon completion of the tender offer and subsequent merger, Bonray Drilling Corporation became a subsidiary of DLB.

                              DLB OIL & GAS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Bonray owns a total of 15 rigs, including six rigs capable of drilling wells over 20,000 feet and nine rigs capable of drilling wells from 7,500 to 15,000 feet. Two of the six deep drilling rigs were remobilized and placed in operation during the second quarter of 1997. Ten rigs were in service or available for service at the time of acquisition with three in stacked status.

         This acquisition was accounted for using purchase accounting. As a result, DLB's consolidated financial statements only include the results of operations from February 10, 1997. See Note 7.

         WEST COTE BLANCHE BAY FIELD

         On March 11, 1997, the Company purchased Texaco Exploration and Production, Inc.'s 50% interest in the shallow rights in the West Cote Blanche Bay Field ("WCBB") located in Saint Mary's Parish, Louisiana.

         The purchase includes the right to operate existing and future wells completed above the Robb "C" (a geologic marker located at approximately 10,500 feet) and the right to operate the related production facilities which include oil and gas pipelines, salt water disposal wells, compression facilities and related equipment. The purchase price was $12,300,000. Proved reserves attributable to the acquisition were estimated at approximately 12.2 Mmboe (million barrels of oil equivalent) as of January 1, 1997, and are essentially 100% oil. (The quantities of proved reserves in this paragraph were prepared by the Company's internal engineers and based on an independent reserve study prepared as of January 1, 1997 by Netherland, Sewell and Associates, Inc. and are unaudited.)

         The remaining 50% working interest in the shallow rights to the WCBB property is owned by WRT Energy. As part of the WRT Energy reorganization plan, DLB contributed the acquired interest in WCBB (described above) to WRT Energy in exchange for 5.0 million common shares in the reorganized WRT Energy. (See Notes 3 and 7.)

         Additionally, the Company purchased approximately $6,000,000 of obligations of WRT Energy that relate to the West Cote Blanche Bay Field properties. Such obligations were also converted into common shares of the new WRT Energy and are included in the equity percentages disclosed in Notes 3 and 7.


(3)      INVESTMENT IN OTHER ASSETS

         During 1996 and 1997, the Company acquired senior unsecured notes and other credit obligations of WRT Energy Corporation ("WRT Energy"), an oil and gas company operating under the provisions of Chapter 11 of the United States Bankruptcy Code since February of 1996. These notes and other credit obligations are being accounted for using the cost method. At June 30, 1997, the Company's cost of these notes and other credit obligations was approximately $15,055,000.

         On November 29, 1996, as amended on January 20, 1997 and March 11, 1997, the Company and Wexford Management LLC ("Wexford"), an entity affiliated with the Chairman of the board of directors of the Company, filed a joint plan of reorganization with WRT Energy. No competing

                              DLB OIL & GAS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         reorganization plans were filed. This plan was confirmed on April 28, 1997 and was consummated on July 11, 1997. Under the plan, a new WRT Energy was created with approximately 22.07 million shares of common stock outstanding. In addition, the Company and Wexford funded a rights offering associated with the reorganization plan of WRT Energy. The rights to purchase new common stock of WRT Energy were offered to all unsecured creditors of WRT Energy. Pursuant to provisions of the plan, the Company and Wexford committed to purchase the rights not exercised by other creditors. Based upon the notes and other credit obligations, the Company's pro rata portion of the rights offering was $3,754,000. The Company exchanged its WRT Energy notes, the Company's interest in the West Cote Blanche Bay Field acquired in March of 1997 (described in Note 2) and other assets for an approximate 48% equity interest in the new WRT Energy. See Note 7 for further discussion.

                              DLB OIL & GAS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(4)      LONG-TERM DEBT

         On March 5, 1997, the Company established a revolving credit facility with a group of financial institutions ( "1997 Facility") in the amount of $85,000,000, with an underlying borrowing base of $80,000,000. This facility was used to refinance indebtedness under the Company's 1995 credit facility with the remainder to be used for funding of acquisitions and general corporate purposes. The maturity of the 1997 facility is March 2002. On July 11, 1997 the underlying borrowing base was changed to $65.0 million.

         Under the terms of the 1997 facility, the Company may elect to be charged at the bank's prime rate plus 1/2 of 1% plus a specified margin or the rate at which Eurodollar deposits for one, two, three, six or twelve months are offered to the bank in the Interbank Eurodollar market plus a specified margin. Loans made under the 1997 facility are payable in full on the maturity date.

         The 1997 facility contains restrictive covenants requiring, among other things, maintenance at specific levels of tangible net worth, working capital, and specific financial ratios, as well as limiting the payment of dividends.

         On July 11, 1997, the Company established an additional credit facility ("New Credit Facility"), via one of its wholly owned subsidiaries, with a banking institution, which provides for borrowings up to $23,000,000. This new facility was used to finance the Company's obligations under the WRT rights offering and to partially refinance indebtedness under the 1997 Facility. The maturity date of this facility is January 11, 1999.

         Under the terms of the New Credit Facility, the Company may elect to be charged interest at the higher of the rate of interest publicly announced by the administrative agent at its prime rate in effect at its principal office in New York City and the federal funds effective rate from time to time plus 0.5% ("ABR") plus a specified margin or the Eurodollar rate plus a specified margin. The New Credit Facility contains restrictive covenants requiring among other things, maintenance at specific levels of tangible net worth, working capital and specific financial ratios, as well as limiting payment of dividends.


(5)      SHAREHOLDERS' EQUITY

         On February 7, 1996, the Company adopted a common stock repurchase plan. Under the terms of the plan, up to $5,000,000 of common stock could have been repurchased from time to time. Pursuant to the plan, 25,000 shares were repurchased for $181,000. The Company holds repurchased stock as treasury stock. The repurchase plan expired August 5, 1996.

         In 1995, the Company adopted a stock option plan ("the Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. Pursuant to the Plan, options were granted in 1995 to purchase up to 1,625,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have ten year terms and vest ratably over a five year term.

                              DLB OIL & GAS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



         On February 9, 1997, the Plan was amended to permit the granting of options to employees to purchase 325,000 additional shares under the Plan with basically the same terms as the original grants (with the exception of the exercise price). Of this amount, 40,000 and 48,750 options have been granted as of June 30, 1997 at prices of $13.00 per share and $14.25 per share respectively.


(6)      COMMITMENTS AND CONTINGENCIES

         In February 1996, the Company settled claims submitted to arbitration against a joint venture partner alleging breach of contract and tortious conduct. The claims arose under the terms of the Carmen Field Joint Venture Agreement ("CFJV") dated May 26, 1993, between the Company and Magic Circle Acquisition Corporation ("Magic Circle"). The settlement agreement provided for mutual release of all claims arising out of the CFJV, dissolution of the CFJV, distribution to the Company of its interest in the CFJV oil and gas properties, the payment of $3,349,000 to the Company and transfer to the Company of its share of a gathering system in Stephens County, Oklahoma, and transfer to Magic Circle gathering, processing and compression facilities in Alfalfa and Woodward Counties, Oklahoma. As a result of the settlement, the Company recognized a $208,000 loss, including $212,000 of related legal fees.


(7)      SUBSEQUENT EVENTS


         On July 11, 1997, the Second Amended Joint Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code, as proposed by DLB, WRT Energy and Wexford dated as of March 11, 1997 (as modified by the technical modifications set forth in the Joint Motion for Approval of Technical Modifications to the Plan of Reorganization and those announced at the Confirmation hearing commencing on April 28, 1997, hereinafter referred to as the "Plan"), of WRT Energy became effective pursuant to its terms and conditions. In addition, the transactions contemplated by the Plan to occur on the effective date of the Plan were consummated in accordance with the terms and conditions of the Plan. Pursuant to the terms and conditions of the Plan, WRT Energy was merged with and into WRT Energy Corporation, now a Delaware corporation ("WRT").

         As a result of the consummation of the Plan, DLB acquired 10.35 million shares, representing approximately 48%, of the outstanding common stock of WRT. Of such shares, 5.0 million shares were received by DLB for the contribution of WCBB and certain related assets which were purchased by DLB in March 1997 for approximately $13.5 million which includes $1.0 million for plugging and abandonment obligations and 1.7 million shares were received for certain obligations of WRT Energy purchased by the Company for approximately $6.0 million. In addition, 1.6 million shares were issued in respect of certain credit obligations of WRT Energy which DLB had acquired for $6.6 million and
         1.1 million shares were issued to DLB upon its $3.8 million exercise of stock rights pursuant to an offering that was an integral part of the Plan. Also, 0.9 million shares were issued for the $2.6 million paid for capital expenditures and other allowed general unsecured claims and liens. DLB used cash flow from operations and borrowings under the 1997 Facility the New Credit Facility to fund its purchase of such credit obligations and shares.

                              DLB OIL & GAS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         An additional 1.41 million shares, currently in escrow, will be distributed upon resolution of certain post closing matters.

         The following pro forma financial statements have been prepared under the assumption that all 1997 acquisitions occurred as of January 1, 1997.

                                     ASSETS

                                                                          SIX MONTHS ENDED
                                                                          ----------------
                                                                           JUNE 30, 1997
                                                                          ----------------
                                                                             (PRO FORMA)
                                                                          ----------------
                                                                             (UNAUDITED)
Current assets:
         Cash and cash equivalents                                           12,427,000
         Accounts receivable                                                 14,231,000
         Prepaid expenses                                                     2,048,000
                                                                           ------------
                   Total current assets                                      28,706,000
                                                                           ------------
Property and equipment - at cost, based on the full cost
         method of accounting for oil and natural gas properties            247,438,000
                                                                           ------------
              Accumulated depreciation, depletion and amortization          (34,436,000)
                                                                           ------------
                                                                            218,002,000
                                                                           ------------
Investments in Waggoner (Barbados) Ltd.                                       3,239,000
Other assets                                                                  2,140,000
                                                                           ------------
                               Total assets                                $247,087,000
                                                                           ============

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                                                          21,035,000


Long term debt                                                              100,174,000
Deferred income taxes                                                        19,825,000
Minority interest                                                            36,672,000
Shareholders' equity:
         Preferred stock, 5,000,000 shares authorized; no shares
              issued and outstanding                                                 --
         Common stock, 130,000,000 shares authorized;
              13,000,000 shares issued; 12,975,000 outstanding                   13,000
              at June 30, 1997 and December 31, 1996
         Treasury stock (25,000 shares at June 30, 1997
              and December 31, 1996, at cost)                                  (181,000)
         Additional paid in capital                                          57,910,000
         Retained earnings                                                   11,639,000
                                                                           ------------
                   Total shareholders' equity                                69,381,000
                               Commitments and contingencies
                               Total liabilities and shareholders' equity  $247,087,000
                                                                           ============

                              DLB OIL & GAS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                       Six Months Ended
                                                         June 30, 1997
                                                          (Pro Forma)
                                                         -------------
                                                          (Unaudited)
Revenues:
      Oil and natural gas sales                          $31,923,000
      Contract drilling                                    8,855,000
      Natural gas gathering, processing
           and transportation, net                           789,000
      Interest and other                                     254,000
                                                         ===========
                                                         $41,821,000

Expenses:
      Lease operating                                      9,316,000
      Gross production taxes                               1,427,000
      Contract drilling                                    6,408,000
      Depreciation, depletion, and amortization            9,392,000
      General and administrative                           4,505,000
      Taxes other than income                                 22,000
      Interest                                             4,548,000
      Loss on sale of assets                                   2,000
                                                         -----------
                                                         $35,620,000
                                                         -----------
Income before income taxes                                 6,201,000

Deferred income taxes                                      2,252,000
                                                         -----------
Net income                                               $ 3,949,000
                                                         ===========
Net income per common share                              $      0.29
                                                         ===========

Weighted average common shares outstanding                13,459,000
                                                         ===========

                               DLB OIL & GAS, INC









                         PART I. FINANCIAL INFORMATION
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS














              FORMING A PART OF FORM 10-Q QUARTERLY REPORT TO THE
                       SECURITIES AND EXCHANGE COMMISSION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q included `forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included in the Form 10-Q that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth o the Company's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements, These statements are based on certain assumptions and analysis made by the Company in light of its experience and it perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties; general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other oil and gas companies; changes in laws or regulations; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in the Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized, or even if realized, that they will have the expected consequences to or the effects on the Company or its business or operations.

         The following discussion is intended to assist in an understanding of the Company's financial position as of June 30, 1997, and its results of operations for the three month and the six month periods ended June 30, 1997 and 1996. The Consolidated Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to DLB's 1996 annual report on Form 10-K.

RESULTS OF OPERATIONS

         The following table sets forth certain financial and production information of the Company

         FINANCIAL DATA (in thousands)                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               JUNE 30,                             JUNE 30,
                                                         -------------------                 -------------------
                                                           1997        1996                    1997        1996
                                                         -------     -------                 -------     -------
                                                             (UNAUDITED)                         (UNAUDITED)
Revenues
  Oil                                                    $ 4,937     $ 3,178                 $ 9,658     $ 5,849
  Natural gas                                              4,462       2,337                  11,877       4,147
                                                         -------     -------                 -------     -------
                                                           9,399       5,515                  21,535       9,996
  Contract drilling                                        4,807          --                   7,220          --
  Natural gas gathering, processing & trans                  390         313                     789         390
  Interest & other income                                     76          96                     131         292
                                                         -------     -------                 -------     -------
                                                          14,672       5,924                  29,675      10,678
                                                         -------     -------                 -------     -------
Expenses
  Lease operating (1)                                      2,396       1,236                   4,458       2,113
  Gross production taxes                                     605         354                   1,340         688
  Contract drilling                                        3,413          --                   5,031          --
  General & administrative (2)                             1,149         738                   2,042       1,465
  Loss on sale of asset                                       --          --                      --         208
                                                         -------     -------                 -------     -------
                                                           7,563       2,328                  12,871       4,474
EBITDA (3)                                                 7,109       3,596                  16,804       6,204
Depreciation, depletion & amortization (4)                 4,038       2,031                   7,428       3,825
Earnings before interest and taxes                         3,071       1,565                   9,376       2,379
Interest expense                                           1,621         251                   2,732         251
Earnings before income taxes                               1,450       1,314                   6,644       2,128
Income taxes - deferred                                      547         494                   2,507         803
                                                         -------     -------                 -------     -------
Net income                                               $   903     $   820                 $ 4,137     $ 1,325
                                                         =======     =======                 =======     =======

PER SHARE DATA
Net income                                               $  0.07     $  0.06                 $  0.31     $  0.10
                                                         =======     =======                 =======     =======
Weighted average common and common equivalent shares      13,455      12,975                  13,459      12,981

PRODUCTION DATA (in thousands except prices)
Oil (Mbbl)                                                   233         153                     441         296
Natural gas (Mmcf)                                         2,109       1,059                   4,275       1,942
Barrel oil equivalent (MBOE)                                 585         330                   1,154         620
Oil ($/Bbl)                                              $ 21.17     $ 20.82                 $ 21.92     $ 19.77
Gas ($/Mcf)                                                 2.12        2.21                    2.78        2.14
$/BOE                                                      16.07       16.76                   18.68       16.13
EXPENSE DATA ($/BOE)
Lease operating                                          $  4.10     $  3.75                 $  3.86     $  3.41
Gross production taxes                                      1.04        1.07                    1.16        1.11
Depreciation, depletion and amortization (4)                5.65        5.68                    5.41        5.72
General and administrative (2)                              1.51        2.24                    1.41        2.36

(1) The components of lease operating expense may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include administrative overhead, maintenance and repairs and labor and utilities.

(2) General and administrative expense relating to oil and gas operations is $0.9 and $1.6 million and general and administrative expenses associated with contract drilling operations is $0.2 and $0.4 million for the three month and six month periods ended June 30, 1997. (Only general and administrative expenses relating to oil and gas operations were used in the general and administrative expense per Boe calculation.)

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

(4) DD&A related to oil and gas operations is $3.3 million and $1.9 million for the three months ended June 30, 1997 and 1996 respectively. DD&A related to oil and gas operations in $6.2 million and $3.5 million for the six months ended June 30, 1997 and 1996 respectively. DD&A related to contract drilling operations is $0.6 million for the three months ended June 30, 1997 and $0.9 million for the six months ended June 30, 1997. The remaining $0.1 million and $0.1 million for the three months ended June 30, 1997 and 1996 respectively and $0.3 million and $0.3 million for the six months ended June 30, 1997 and 1996 respectively of DD&A related to gas processing, gathering and disposal assets and other non-oil and gas property equipment. (Only DD&A related to oil and gas operations was used in the DD&A per Boe calculations.)

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1996


REVENUES ~ Total revenues for the three months ended June 30, 1997 were $14.7 million, an increase of $8.7 million from the comparable period in 1996. The 148% increase in revenues was primarily related to the inclusion for the full 1997 period of revenues in the second quarter of 1997 from the production of the Amerada Hess properties, which were acquired May 31, 1996 and operations of Bonray Drilling Corporation, which was acquired in February 1997. Revenues attributable to Bonray Drilling Corporation for the three month period ended June 30, 1997 were $4.8 million.

Production of oil and gas was 233 Mbbl and 2,109 Mmcf, respectively, during the three months ended June 30, 1997 as compared to 153 Mbbl and 1059 Mmcf, respectively during the same period of 1996. The increases in production primarily caused oil and gas sales revenues to increase $3.9 million to $9.4 million in 1997. The average price received for oil slightly increased to $21.17 per barrel during the three months ended June 30, 1997 from $20.82 for the three months ended June 30, 1996. The average price received for natural gas slightly decreased to $2.12 per Mcf during the three months ended June 30, 1997 from $2.21 per Mcf for the same period of 1996.


LEASE OPERATING EXPENSE ~ Lease operating expense increased to $2.4 million for the three months ended June 30, 1997 from $1.2 million for the same period of 1996. On a Boe basis, lease operating expenses were $4.10 per Boe for the three months ended June 30, 1997 as compared to $3.75 per Boe for the comparable period of 1996. This increase per Boe was primarily due to an increase in workovers on DLB properties during the three months ended June 30, 1997 as compared to the same period in 1996.


GROSS PRODUCTION TAXES ~ Gross production taxes increased 71% to $0.6 million during the three months ended June 30, 1997 from $0.4 million during the same period of 1996. This increase was due to increased oil and gas sales revenues.


CONTRACT DRILLING EXPENSE ~ Contract drilling expense was $3.4 million for the three months ended June 30, 1997. This expense relates to the operation of the drilling rigs acquired in the acquisition of Bonray Drilling Corporation in February 1997. (See Note 2 to the consolidated financial statements.)


DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE ~ Depreciation, depletion and amortization (DD&A) expense was $4.0 million and $2.0 million for the three months ended June 30, 1997 and 1996, respectively. The increase in DD&A was primarily a result of the increased production due to the Amerada Hess properties acquisition in May 1996. The DD&A rate per Boe related to oil and gas properties slightly decreased to $5.65 from $5.68 for the three months ended June 30, 1997 and 1996, respectively.


GENERAL AND ADMINISTRATIVE EXPENSE ~ General and administrative expense increased 56% to $1.1 million for the three months ended June 30, 1997 from $0.7 million during the same period of 1996. The increase was primarily attributable to $0.3 million of general and administrative expenses, as a result of the Company's drilling rig operations.

INTEREST EXPENSE ~ Interest expense for the three months ended June 30, 1997 was $1.6 million. The Company's average debt outstanding was $79.3 million for three months ended June 30, 1997 as compared to $12.8 million for the three months ended June 30, 1996. The average amount of debt outstanding increased due to the acquisitions of the Amerada Hess properties, Bonray Drilling Corporation, West Cote Blanche Bay and investments in obligations of WRT Energy. (See Note 2 to the consolidated financial statements.)


INCOME BEFORE INCOME TAXES ~ Income before income taxes increased to $1.5 million for the three months ended June 30, 1997 from $1.3 million for the same period of 1996 primarily due to the factors described above, including increased oil and gas revenues due to the acquisition of the Amerada Hess properties and Bonray Drilling. This increase in revenues was partially offset by increased lease operating expenses, contract drilling expenses, depreciation and interest expense.


NET INCOME ~ Net income increased to $0.9 million for the three months ended June 30, 1997 from $0.8 million the same period in 1996 as a result of the items described above. The effective income tax rate remained constant at approximately 38%.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1996

REVENUES ~ Total revenues for the six months ended June 30, 1997 were $29.7 million, an increase of $19.0 million from the comparable period in 1996. The 178% increase in revenues was primarily related to the inclusion of revenues during the full period from the production of the Amerada Hess properties, which were acquired in May 1996 and operations of Bonray Drilling Corporation which was acquired in February 1997. In addition, a 16% increase in product prices contributed to increased revenues during the six months ended June 30, 1997 as compared to the same period in 1996. Revenues attributable to Bonray Drilling Corporation for the six month period ended June 30, 1997 were $7.2 million.

Production of oil and gas was 441 Mbbl and 4,275 Mmcf, respectively, during the six months ended June 30, 1997 as compared to 296 Mbbl and 1,942 Mmcf, respectively during the same period of 1996. The increases in production primarily caused oil and gas sales revenues to increase $11.5 million to $21.5 million in 1997. The average price received for oil increased to $21.92 per barrel during the six months ended June 30, 1997 from $19.77 for the six months ended June 30, 1996. The average price received for natural gas slightly increased to $2.78 per Mcf during the six months ended June 30, 1997 from $2.14 per Mcf for the same period of 1996.


LEASE OPERATING EXPENSE ~ Lease operating expense increased to $4.5 million for the six months ended June 30, 1997 from $2.1 million for the same period of 1996. On a Boe basis, lease operating expenses were $3.86 per Boe for the six months ended June 30, 1997 as compared to $3.41 per Boe for the comparable period of 1996. This increase per Boe was primarily due to an increase in workovers on DLB properties in the six months ended June 30, 1997 as compared to the same period in 1996.


GROSS PRODUCTION TAXES ~ Gross production taxes increased 95% to $1.3 million during the six months ended June 30, 1997 from $0.7 million during the same period of 1996. This increase was due to increased oil and gas sales revenues.


CONTRACT DRILLING EXPENSE ~ Contract drilling expense was $5.0 million for the six months ended June 30, 1997. This expense relates to the operation of the drilling rigs acquired in the acquisition of Bonray Drilling Corporation in February 1997. (See Note 2 to the consolidated financial statements.)


DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE ~ DD&A expense was $7.4 million and $3.8 million for the six months ended June 30, 1997 and 1996, respectively. The increase in DD&A was primarily a result of the increased production due to the Amerada Hess properties acquisition in May 1996. The DD&A rate per Boe related to oil and gas properties decreased to $5.41 from $5.72 for the six months ended June 30, 1997 and 1996 respectively, resulting primarily from the increase in reserves due to the Amerada Hess properties acquisition.


GENERAL AND ADMINISTRATIVE EXPENSE ~ General and administrative expense increased 39% to $2.0 million for the six months ended June 30, 1997 from $1.5 million during the same period of 1996. The increase was primarily attributable to the $0.4 million of general and administrative expenses, as a result of the Company's drilling rig operations.

INTEREST EXPENSE ~ Interest expense for the six months ended June 30, 1997 was $2.7 million. The Company's average debt outstanding was $66.5 million for six months ended June 30, 1997 compared to $6.4 million for the six months ended June 30, 1996. The average amount of debt outstanding increased due to the acquisitions of the Amerada Hess properties, Bonray Drilling Corporation, West Cote Blanche Bay and investments in obligations of WRT Energy. (See Note 2 to the consolidated financial statements.)


NET LOSS ON SALE OF ASSETS ~ The Company recognized a net loss of $0.2 million loss on the sale of assets for the six months ended June 30, 1996 as a result of the dissolution of the CFJV and the related sale of gathering, processing and compression facilities. (See Note 6 to the consolidated financial statements.)


INCOME BEFORE INCOME TAXES ~ Income before income taxes increased to $6.6 million for the six months ended June 30, 1997 from $2.1 million for the same period of 1996 primarily due to the factors described above, including increased oil and gas revenues due to the acquisition of the Amerada Hess properties and Bonray Drilling. This increase in revenues was partially offset by increased lease operating expenses, contract drilling expenses, depreciation and interest expense.


NET INCOME ~ Net income increased to $4.1 million for the six months ended June 30, 1997 from $1.3 million the same period in 1996 as a result of the items described above, primarily increased production and increased prices. The effective income tax rate remained constant at 38%.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

The following table presents comparative cash flows of the Company for the six months ended June 30, 1997 and 1996


                                                                     Six Months Ended
                                                                         June 30,
                                                           --------------------------------------
                                                                1997                  1996
                                                           ----------------      ----------------
                                                                      (in thousands)
Net cash provided by operating activities                    $      13,057         $       2,660
Net cash used in investing activities                              (51,392)              (42,830)
Net cash provided by (used in) financing activities                 41,390                29,819

Net cash provided from operating activities increased $10.4 million to $13.1 million during the six months ended June 30, 1997 from $2.7 million during the same period of 1996, relating to an increase in net income as well as positive changes in working capital components.

Net cash used in investing activities was $51.4 million for the six months ended June 30, 1997, as compared to $42.8 million during the same period of 1996. The increase of $8.6 million was primarily attributable to acquisitions of Bonray Drilling Corporation and the West Cote Blanche Bay field, and expenditures for the exploration, development and acquisitions of other property and equipment. (See Note 2 to the consolidated financial statements.)

As of June 30, 1997, the Company had cash balances of $7.1 million and working capital of $5.3 million. The increase in working capital of $4.1 million as of June 30, 1997, from $1.2 million as of December 31, 1996, is primarily a result of net income of $4.1 million for the six months ended June 30, 1997.

CAPITAL EXPENDITURES ~ The following table sets forth the Company's expenditures for exploration, development, property acquisition, drilling equipment, gas plant and gathering facilities and other property and equipment for the six months ended June 30, 1997 and 1996.



                                                 Six Months Ended June 30,
                                          -----------------------------------------
                                               1997                     1996
                                          ---------------          ----------------
                                                       (in thousands)
Exploration costs                         $        11,919          $          4,707
Development costs                                   5,469                     3,402
Property acquisition costs                          7,999                    31,902
Drilling equipment                                 17,398                        --
Gas plant and gathering facilities                    786                       356
Other property and equipment                          525                       153
                                          ---------------          ----------------
                                          $        44,096          $         40,520
                                          ===============          ================






The Company has budgeted up to $66.0 million in capital expenditures in 1997. In addition to the capital expenditures set forth in the table above, the Company anticipates additional capital expenditures of up to approximately $18.0 million for oil and gas exploration activities. The aggregate level of capital expenditures in 1997 for drilling activities and the allocation thereof is highly dependent upon the Company's success rate on exploration drilling and prevailing conditions in the oil and gas industry, as well as the Company's funding available under its credit facilities. (See Liquidity discussion below.) Accordingly, the actual level of capital expenditures and the allocation of such expenditures may vary materially from the above estimates.


CAPITAL RESOURCES ~ Prior to the Company's initial public offering in July 1995, the Company's cash requirements had been met primarily through capital contributions from shareholders, cash generated from operations and borrowings under credit facilities. Subsequently, the Company has relied primarily on cash flows from operations and borrowings under its credit facilities for additional capital resources.

On March 5, 1997, the Company established a new revolving credit facility with a group of financial institutions, which, as amended, provides for aggregate borrowings of up to $85.0 million. Borrowings under the 1997 Credit Facility were used to refinance indebtedness under a prior credit facility and to fund the WCBB Acquisition. The aggregate borrowing base was changed to $65.0 million effective July 11, 1997.

Under the terms of the 1997 Credit Facility, the Company may elect to be charged at the bank's prime rate plus 50 basis points plus a specified margin or the rate at which Eurodollar deposits for one, two, three, six or twelve months are offered to the bank in the Interbank Eurodollar market plus a specified margin. Loans made under the 1997 Credit Facility are payable in full on March 2002, the maturity date. The 1997 Credit Facility is secured by substantially all of the Company's assets and contains various restrictive covenants. As of June 30, 1997, outstanding borrowings under the 1997 credit facility were $80.0 million. As of July 11, 1997, outstanding borrowings under the 1997 credit facility were $60.0 million, which leaves $5.0 million in available borrowing capacity.

On July 11, 1997, the Company established an additional credit facility, via one of its wholly owned subsidiaries, with a banking institution, which provides for borrowings up to $23,000,000. This facility was used to finance the Company's obligations under the WRT rights offering and to partially refinance indebtedness under the 1997 Facility. The maturity date of this facility is January 11, 1999. As of July 11, 1997, outstanding borrowings were $23.0 million.

Under the terms of the New Credit Facility, the Company may elect to be charged the ABR rate plus a specified margin or the Eurodollar rate plus a specified margin. The loan agreement contains restrictive covenants requiring among other things, maintenance at specific levels of tangible net worth, working capital and specific financial ratios, as well as limiting payment of dividends.


LIQUIDITY ~ The Company intends to meet the remainder of its 1997 capital requirements and its other obligations primarily from existing cash balances, cash flow from operations and borrowings to the extent of availability under the 1997 Credit Facility and the New Credit Facility. The Company's cash flow from operations will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial and business conditions and other factors, many of which are beyond its control. Should sufficient financing not be available, implementation of the Company's 1997 capital program would be delayed and, accordingly, the Company's growth strategy could be adversely affected. The Company is also currently exploring strategic alternatives that may include the sale of specific assets or activities of the Company to generate the necessary cash flows to meet its 1997 obligations.

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

The Company may from time to time enter into certain swap or hedge transactions in an attempt to mitigate price volatility on production that is subject to market sensitive pricing. To the extent the Company is unable to effect such transactions, continued fluctuations in oil and gas prices could have an effect on the Company's operating results. The Company has entered into futures contracts to fix the sales price of certain of its gas production during 1997. The Company has entered into gas futures contracts for the months of September and October, with volumes ranging from 140,000 to 150,000 Mcf of gas per month and prices ranging from $1.92 per Mcf in September to $1.94 per Mcf in October. These futures contracts are designed to mitigate the effect of anticipated lower product prices in the third quarter of 1997 as compared to the seond quarter of 1997.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED ~ In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and restatement of prior-period earnings per share data is required. The new standard will not apply to DLB's financial statements until the fourth quarter of 1997. SFAS No. 128 revises the current calculation methods and presentation of primary and fully diluted earnings per share. The company has reviewed the requirements of SFAS No. 128, and has concluded that they will increase DLB's historical primary earnings per share amounts to $.07 per share for the second quarter of 1997 and be consistent for the diluted earnings per share amount $.07.

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

                  2.1 Letter agreement amending Agreement for Purchase and Sale dated May 7, 1996.(3)

                  2.2 Letter agreement amending Agreement for Purchase and Sale dated May 31, 1996.(3)

                  3.3      Amended and Restated Certificate of Incorporation
                           (1)

                  3.4      Amended and Restated Bylaws (1)

                  10.5     Lease of office space, Oklahoma City, Oklahoma (1)

                  10.6 Credit Agreement dated December 28, 1995, between Registrant and First Union National Bank of North Carolina (2)

                  10.7 Stock Option Agreement by and between Registrant and Mike Liddell (1)

                  10.8 Stock Option Agreement by and between Registrant and Mark Liddell (1)

                  10.9 Employment Agreement by and between Registrant and Mike Liddell (1)

                  10.10 Employment Agreement by and between Registrant and Mark Liddell (1)

                  10.11    DLB Oil & Gas Stock Option Plan (1)

                  10.12    DLB Oil & Gas Omnibus Equity Compensation Plan (1)

                  10.13 Shareholder's Agreement by and among Charles E. Davidson, Mike Liddell and Mark Liddell dated May 25, 1995 (1)

                  10.14 Agreement for Dissolution of Joint Venture dated February 9, 1996, between DLB Oil & Gas, Inc., Magic Circle Acquisition Corporation and Magic Circle Energy Corporation, Carmen Field Limited Partnership, and Carmen Field Joint Venture (2)

                  10.15 First Amendment to the Credit Agreement dated June 30, 1996, between Registrant and First Union National Bank of North Carolina (4)

                  10.16 Credit Agreement Dated as March 5, 1997 between Registrant and Chase Manhattan Bank (5)

                  10.17    Second Amended Disclosure Statement Under 11 U.S.C.
                           Section 1125 in Support of Debtor and DLBW's Second Amended Joint Plan of Reorganization Under Chapter 22 of the United States Bankruptcy Code (5)

                  10.18    Texaco Agreements (5)

                  10.19 First Amendment to the Credit Agreement dated March 12, 1997, between Registrant and Chase Manhattan Bank (5)

                  10.20 Warrant Agreement dated July 10, 1997 (7) 10.21 Registration Rights Agreement dated July 10, 1997
                           (7) 10.22 Commitment Agreement dated January 20, 1997 (7)

                  10.23    Subscription Rights Agreement (7)

                  10.24    Liquidating Trust Agreement dated July 10, 1997 (7)

                  21.0     Subsidiaries of the Company (1)

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

                  (7) Previously filed as an exhibit to Form 8-K on July 28,
                      1997.





                  Copies of the foregoing exhibits filed with this report or incorporated by reference are available from the Company upon written request and payment of a reasonable copying fee.



                  (b) Registrant filed the following reports on Form 8-K's filed the quarter ended June 30, 1997:


                              Form 8-K filed July 28, 1997 disclosing the
                              Consummation of Second Amended Joint Plan of
                              Reorganization under Chapter 11 of the United States Bankruptcy Code, as proposed by DLB Oil & Gas, Inc., WRT Energy Corporation and Wexford Management LLC dated as of March 11, 1997 of Debtor became effective pursuant to its terms and conditions on July 11, 1997.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                       DLB OIL & GAS, INC.



      Date:  August 14, 1997             /s/ Mark Liddell.
                                       ---------------------------------------
                                       Mark Liddell, President



      Date:  August 14, 1997             /s/ Ronald D. Youtsey
                                       ---------------------------------------
                                       Ronald D. Youtsey,
                                       Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                              EXHIBIT
-------                             -------

 27             Financial Data Schedule