Form 10-Q
period 1997-09-30
DLB OIL & GAS INC
filed 1997-11-14
CIK 945982

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR

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


         The number of shares outstanding of Registrant's common stock, $.001 par value, as of October 31, 1997 was 12,975,000.

                              DLB OIL & GAS, INC.

                               TABLE OF CONTENTS
                           FORM 10-Q QUARTERLY REPORT


PART I.  FINANCIAL INFORMATION

   Item 1.        Consolidated Financial Statements:

                      Consolidated Balance Sheets
                      September 30, 1997 (Unaudited) and December 31, 1996                        4

                      Consolidated Statements of Operations (Unaudited)
                      For the Three Months Ended September 30, 1997 and 1996 and
                      Nine Months Ended September 30, 1997 and 1996                               5

                      Statements of Consolidated Shareholders' Equity
                      As of September 30, 1997 (Unaudited) and
                      December 31, 1996                                                           6

                      Consolidated Statements of Cash Flows (Unaudited)
                      For the Nine Months Ended
                      September 30, 1997 and September 30, 1996                                   7

                      Notes to Consolidated Financial Statements                                  8

   Item 2.        Management's Discussion and Analysis of
                  Results of Operations and Financial Condition                                  15


PART II.  OTHER INFORMATION


   Item 6.        Exhibits and Reports on Form 8-K                                               24

                  Signatures                                                                     27

                              DLB OIL & GAS, INC.












                         PART 1. FINANCIAL INFORMATION
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1996














              FORMING A PART OF FORM 10-Q QUARTERLY REPORT TO THE
                       SECURITIES AND EXCHANGE COMMISSION

                       DLB OIL & GAS, INC.
                   CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                         SEPTEMBER 30,        DECEMBER 31,
                                                                         -------------        -------------
                                                                             1997                  1996
                                                                         -------------        -------------
                                                                          (UNAUDITED)
Current assets:
      Cash and cash equivalents                                          $  11,814,000        $   4,060,000
      Accounts receivable                                                   11,584,000            8,998,000
      Prepaid expenses                                                       1,192,000              337,000
                                                                         -------------        -------------
                Total current assets                                        24,590,000           13,395,000
                                                                         -------------        -------------
Property and equipment - at cost, based on the full cost
      method of accounting for oil and natural gas properties:
        Oil and natural gas properties subject to amortization             200,681,000          109,325,000
        Oil and natural gas properties not subject to amortization          20,672,000           18,570,000
        Natural gas processing plants and gathering systems                  2,565,000            1,728,000
        Saltwater disposal system                                            1,119,000            1,119,000
        Drilling equipment                                                  19,244,000                   --
        Other property and equipment                                         5,261,000            1,223,000
                                                                         -------------        -------------
                                                                           249,542,000          131,965,000
        Accumulated depreciation, depletion and amortization               (41,155,000)         (27,007,000)
                                                                         -------------        -------------
                                                                           208,387,000          104,958,000
                                                                         -------------        -------------
Other assets                                                                 6,176,000           11,088,000
                                                                         -------------        -------------
                Total assets                                             $ 239,153,000        $ 129,441,000
                                                                         =============        =============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Trade accounts payable                                             $   7,164,000        $   8,119,000
      Revenue and royalty distributions payable                              3,699,000            3,125,000
      Accrued liabilities                                                    4,463,000              872,000
      Income taxes payable                                                     970,000                   --
      Drilling advances and other liabilities                                   90,000               42,000
                                                                         -------------        -------------
                Total current liabilities                                   16,386,000           12,158,000
                                                                         -------------        -------------
Long term debt                                                             100,631,000           37,200,000
Deferred income taxes                                                       18,502,000           15,851,000
Minority interest                                                           35,968,000                   --

Shareholders' equity:
      Preferred stock, 5,000,000 shares authorized; no shares
        issued and outstanding                                                      --                   --
      Common stock, 130,000,000 shares authorized;
        13,000,000 shares issued; 12,975,000 outstanding
        at September 30, 1997 and December 31, 1996                             13,000               13,000
      Treasury stock (25,000 shares at September 30, 1997
        and December 31, 1996, at cost)                                       (181,000)            (181,000)
      Additional paid in capital                                            57,910,000           57,910,000
      Retained earnings                                                      9,924,000            6,490,000
                                                                         -------------        -------------
                Total shareholders' equity                                  67,666,000           64,232,000
                                                                         -------------        -------------
                     Commitments and contingencies
                     Total liabilities and shareholders' equity          $ 239,153,000        $ 129,441,000
                                                                         =============        =============




See accompanying notes to consolidated financial statements.

                    DLB OIL & GAS, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS
                        (UNAUDITED)

                                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                                      1997              1996             1997            1996
                                                                  ------------      ------------     ------------     ------------
Revenues:
    Oil and natural gas sales                                     $ 12,038,000      $  7,734,000     $ 33,573,000     $ 17,730,000
    Contract drilling                                                5,424,000                --       12,644,000               --
    Natural gas gathering, processing and transportation, net          418,000           196,000        1,207,000          586,000
    Interest and other                                                 169,000            59,000          300,000          351,000
                                                                  ------------      ------------     ------------     ------------
                                                                    18,049,000         7,989,000       47,724,000       18,667,000

Expenses:
    Lease operating                                                  4,050,000         1,810,000        8,508,000        3,923,000
    Gross production taxes                                             940,000           514,000        2,280,000        1,202,000
    Contract drilling                                                3,884,000                --        8,916,000               --
    Depreciation, depletion, and amortization                        6,969,000         2,870,000       14,398,000        6,695,000
    General and administrative                                       1,696,000           520,000        3,738,000        1,985,000
    Interest                                                         2,059,000           550,000        4,790,000          801,000
    Loss on sale of assets                                                  --                --               --          208,000
                                                                  ------------      ------------     ------------     ------------
                                                                    19,598,000         6,264,000       42,630,000       14,814,000
                                                                  ------------      ------------     ------------     ------------

Income (loss) before income taxes                                   (1,549,000)        1,725,000        5,094,000        3,853,000

Minority interest                                                      994,000                --          994,000               --

Income taxes                                                           147,000           651,000        2,654,000        1,454,000
                                                                  ------------      ------------     ------------     ------------
Net income (loss)                                                 $   (702,000)     $  1,074,000     $  3,434,000     $  2,399,000
                                                                  ============      ============     ============     ============
Net income (loss) per common share                                $      (0.05)     $       0.08     $       0.25     $       0.18
                                                                  ============      ============     ============     ============

Weighted average common and common equivalent shares                12,975,000        12,975,000       13,488,000       12,979,000
                                                                  ============      ============     ============     ============

See accompanying notes to consolidated financial statements.

                              DLB OIL & GAS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               ADDITIONAL
                                          NO. OF        COMMON    TREASURY      PAID-IN        RETAINED
                                          SHARES        STOCK      STOCK        CAPITAL        EARNINGS        TOTAL
                                         ----------     ------   ----------   ------------    -----------   ------------
Balance, December 31, 1995               13,000,000     13,000            -     57,910,000      1,621,000     59,544,000
   Purchase of treasury stock                     -          -     (181,000)             -              -       (181,000)
   Net income                                     -          -            -              -      4,869,000      4,869,000
                                         ----------     ------   ----------   ------------    -----------   ------------
Balance, December 31, 1996               13,000,000     13,000     (181,000)    57,910,000      6,490,000     64,232,000
   Net income (Unaudited)                         -          -            -              -      3,434,000      3,434,000
                                         ----------     ------   ----------   ------------    -----------   ------------
Balance, September 30, 1997 (Unaudited)  13,000,000     13,000   $ (181,000)  $ 57,910,000    $ 9,924,000   $ 67,666,000
                                         ==========     ======   ==========   ============    ===========   ============



See accompanying notes to consolidated financial statements.

                        DLB OIL & GAS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED)


                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                      --------------------------------
                                                                           1997               1996
                                                                      -------------      -------------
Cash flows from operating activities:
   Net income                                                         $   3,434,000      $   2,399,000
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation, depletion, and
           amortization                                                  14,398,000          6,695,000
         Deferred income taxes                                            2,654,000          1,454,000
         Minority interest                                                 (994,000)                --
         Loss on sale of assets                                                  --            208,000
         Amortization of note issuance costs                                173,000                 --
         (Increase) decrease in accounts receivable                       3,502,000         (2,560,000)
         Increase in prepaid expenses                                       100,000             59,000
         Increase (decrease) in accounts payable, distributions
           payable and accrued liabilities                               (5,869,000)         1,108,000
         Increase in drilling advances and other liabilities                 47,000            216,000
                                                                      -------------      -------------
           Net cash provided by operating activities                     17,445,000          9,579,000
                                                                      -------------      -------------
Cash flows from investing activities:
   Expenditures for property and equipment                              (21,455,000)       (45,739,000)
   Purchase of investments and other assets                                (123,000)        (6,596,000)
   Proceeds from sales of assets                                                 --          1,380,000
   Investment in WRT Energy Corporation, net of cash acquired           (20,532,000)                --
   Purchase of Bonray Drilling Corporation, net of cash acquired        (12,824,000)                --
                                                                      -------------      -------------
           Net cash used in investing activities                        (54,934,000)       (50,955,000)
                                                                      -------------      -------------
Cash flows from financing activities
   Proceeds of long-term debt                                           122,692,000         32,000,000
   Payments of long-term debt                                           (75,593,000)                --
   Payments of debt issuance costs                                       (1,857,000)                --
   Purchase of treasury stock                                                    --           (181,000)
                                                                      -------------      -------------
           Net cash provided by financing activities                     45,242,000         31,819,000
                                                                      -------------      -------------
Net increase (decrease) in cash and cash equivalents:                     7,753,000         (9,557,000)
Cash and cash equivalents beginning of period                             4,060,000         14,313,000
                                                                      -------------      -------------
Cash and cash equivalents end of period                               $  11,813,000      $   4,756,000
                                                                      =============      =============
Supplemental cash flow information:
   Cash payments for interest                                         $   3,986,000      $     643,000
                                                                      =============      =============

Supplemental schedule of noncash investing activities:
   Property and equipment received from settlement of contingency     $          --      $     231,000
                                                                      =============      =============


See accompanying notes to consolidated financial statements.

                              DLB OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1997 and 1996


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION, DESCRIPTION OF BUSINESS AND PRINCIPALS OF CONSOLIDATION

         DLB Oil & Gas, Inc., ("DLB" or the "Company") is an independent energy company engaged primarily in the exploration, development, production and acquisition of oil and gas properties in the Mid-Continent region and the coastal and shallow onshore regions of south Louisiana. In addition, through its wholly owned subsidiaries, Bonray Drilling Corporation ("Bonray"), which was acquired in February 1997, and Gathering Energy Marketing Company, LLC ("GEMCO"), the Company is engaged in the land contract drilling of oil and gas wells and in the gathering, processing, transportation and marketing of hydrocarbons, respectively.

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

         In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated position of the Company as of September 30, 1997, and the results of operations and their cash flows for the three and nine months ended September 30, 1997 and 1996.

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

(2)      ACQUISITIONS AND INVESTMENTS

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

         Bonray owned a total of 13 rigs, including six rigs capable of drilling wells over 20,000 feet and nine rigs capable of drilling wells from 7,500 to 15,000 feet. Two of the six deep drilling rigs were remobilized and placed in operation during the second quarter of 1997. Ten rigs were in service or available for service at the time of acquisition with three in stacked status.

         This acquisition was accounted for using purchase accounting. As a result, DLB's consolidated financial statements only include the results of operations from February 10, 1997.

         In October 1997, the Company exchanged on a tax-free basis the common shares of Bonray owned by the Company for 2,955,000 common shares of Bayard Drilling Technologies, Inc. ("Bayard"). The Company's ownership of the 2,955,000 common shares represented 21.2% of the then outstanding shares of Bayard. On November 3, 1997, Bayard sold 4,000,000 common shares in an initial public offering, reducing the Company's ownership in Bayard to 16.5%. The Company will be using the equity method to account for the investment in Bayard subsequent to the closing of the transaction and will record its relative share of Bayard's operations in the Company's operations. The fair value of the Bayard common shares owned by the Company at November 3, 1997 was approximately $68 million using the initial public offering price.

         WRT ENERGY

         During 1996 and 1997, the Company acquired senior unsecured notes and other credit obligations of WRT Energy Corporation ("WRT Energy"), an oil and gas company operating under the provisions of Chapter 11 of the United States Bankruptcy Code from February 1996 through July 1997. These notes and other credit obligations were accounted for using the cost method. Prior to the effective date of the reorganization plan of WRT Energy, the Company's cost of these notes and other credit obligations was approximately $8,400,000.

         Under the plan, a new WRT Energy was created with approximately 22.07 million shares of common stock outstanding. In addition, the Company and Wexford funded a rights offering associated with the reorganization plan of WRT Energy. The rights to purchase new common stock of WRT Energy were offered to all unsecured creditors of WRT Energy. Pursuant to provisions of the plan, the Company and Wexford committed to purchase the rights not exercised by other creditors. The result of Company exchanging its WRT Energy notes, the Company's interest in the West Cote Blanche Bay Field acquired in March of 1997 (described below), other WRT Energy obligations, and acquiring stock through the rights offering is an approximate 48% equity interest in the new WRT Energy.

         An additional 1.41 million shares, currently in escrow, will be distributed upon resolution of certain post closing matters.

         WEST COTE BLANCHE BAY FIELD

         On March 11, 1997, the Company purchased Texaco Exploration and Production, Inc.'s 50% interest in the shallow rights in the West Cote Blanche Bay Field ("WCBB") located in Saint Mary's Parish, Louisiana.

         The purchase includes the right to operate existing and future wells completed above the Robb "C" (a geologic marker located at approximately 10,500 feet) and the right to operate the related production facilities which include oil and gas pipelines, salt water disposal wells, compression facilities and related equipment. The purchase price was approximately $12,300,000. Proved reserves attributable to the acquisition were estimated at approximately 12.2 Mmboe (million barrels of oil equivalent) as of January 1, 1997, and are essentially 100% oil. (The quantities of proved reserves in this paragraph were prepared by the Company's internal engineers and based on an independent reserve study prepared as of January 1, 1997 by Netherland, Sewell and Associates, Inc. and are unaudited.)

         The remaining 50% working interest in the shallow rights to the WCBB property is owned by WRT Energy. As part of the WRT Energy reorganization plan, DLB contributed the acquired interest in WCBB (described above) to WRT Energy in exchange for 5.0 million common shares in the reorganized WRT Energy. (See Notes 3 and 7.)

         Additionally, the Company purchased approximately $6,000,000 of obligations of WRT Energy that relate to the West Cote Blanche Bay Field properties. Such obligations were also converted into common shares of the new WRT Energy and are included in the equity percentages disclosed above.

         PRO FORMA FINANCIAL INFORMATION

                  The following pro forma financial statement has been prepared under the assumption that all 1997 acquisitions occurred as of January 1, 1997:

                                                   NINE MONTHS ENDED
                                                  SEPTEMBER 30, 1997
                                                      (PRO FORMA)
                                                  ------------------
                                                      (UNAUDITED)
               Revenues:
                   Oil and natural gas sales      $       44,433,000
                   Contract drilling                      14,279,000
                   Interest and other                      1,666,000
                                                  ------------------
                                                          60,378,000
               Expenses:
                   Lease operating                        16,778,000
                   Contract drilling                      10,293,000
                   Depreciation, depletion and
                       amortization                       21,317,000
                   General and administrative              5,728,000
                   Interest                                6,681,000
                   Other                                      25,000
                                                  ------------------
                                                          60,822,000
                                                  ------------------
               (Loss) before income taxes                   (444,000)
               Minority interest                           3,353,000
               Deferred income taxes                       2,654,000
                                                  ------------------
               Net income                                    255,000
                                                  ------------------
               Net income per common share        $             0.02
                                                  ==================
               Weighted average common shares
                  outstanding                             13,488,000
                                                  ==================


(3)       LONG-TERM DEBT

         On March 5, 1997, the Company established a revolving credit facility with a group of financial institutions ( "1997 Facility") in the amount of $85,000,000, with an underlying borrowing base of $80,000,000. This facility was used to refinance indebtedness under the Company's 1995 credit facility with the remainder to be used for funding of acquisitions and general corporate purposes. The maturity of the 1997 facility is March 2002. On July 11, 1997, the underlying borrowing base was changed to $65,000,000.

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

         On July 11, 1997, the Company established an additional credit facility ("New Credit Facility"), which provides for borrowings up to $23,000,000. This new facility was used to finance the Company's obligations under the WRT rights offering and to partially refinance indebtedness under the 1997 Facility. The maturity date of this facility is January 11, 1999.

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


(4)      SHAREHOLDERS' EQUITY

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

         On February 9, 1997, the Plan was amended to permit the granting of options to employees to purchase 325,000 additional shares under the Plan with basically the same terms as the original grants (with the exception of the exercise price). Of this amount, 40,000 and 48,750 options have been granted as of September 30, 1997 at prices of $13.00 per share and $14.25 per share respectively.


(5)      COMMITMENTS AND CONTINGENCIES

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


(6)      SUBSEQUENT EVENTS


         On October 9, 1997, DLB Oil & Gas, Inc., its wholly-owned subsidiary, Bonray Drilling Corporation ("Bonray"), Bayard Drilling Technologies, Inc. ("Bayard") and Bonray Acquisition Corp., a subsidiary of Bayard, entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Bayard would acquire Bonray. On October 16, 1997, the merger of Bonray with Bonray Acquisition Corp. was consummated. In the merger, each share of common stock of Bonray was canceled and converted into 30.15 shares of common stock of Bayard and DLB received 2,955,000 shares of Bayard common stock in consideration for its interest in Bonray.

         On October 22, 1997, DLB entered into a definitive Agreement and Plan of Merger ("Chesapeake Merger") with Chesapeake Energy Corporation and Chesapeake Merger Corp. In the Chesapeake Merger, DLB shareholders will receive approximately $150,000,000 of total consideration for DLB's Mid-Continent and Barbados oil and gas assets. Consideration will consist of $65,000,000 of Chesapeake common stock and the assumption of approximately $85,000,000 million in debt and other liabilities. In addition, as part of the transaction, DLB shareholders will receive their proportionate share of the common stock of Bayard and WRT. DLB currently owns 2,955,000 shares of Bayard and 10,354,198 shares of WRT, all of which will be distributed to DLB shareholders.

         Under the terms of the Chesapeake Merger, a subsidiary of Chesapeake will merge with and into DLB. In the Chesapeake Merger, shares of DLB common stock will be converted in to the right to receive: (1) a fractional interest in a share of Chesapeake common stock equal to $65,000,000 divided by the average of the closing prices of Chesapeake for each of the first 20 consecutive trading days in the period commencing 25 trading days prior to the date of DLB's special stockholders meeting with respect to the Chesapeake Merger, divided by the number of shares outstanding on the closing date, (2) a number of shares of Bayard common stock equal to 2,955,000 divided by the number of DLB's shares outstanding on the closing date, and (3) a number of shares of WRT common stock equal to 10,354,198 divided by the number of DLB shares outstanding on the closing date. In the event that the average closing price for Chesapeake common stock is used in this calculation is less that $7.50 per share, each of DLB and Chesapeake shall have the right, but not the obligation, to terminate the Chesapeake Merger agreement.

         The merger is subject to approval of the holders of at least a majority of the outstanding shares of DLB common stock as of the record date by the taking of corporate action by written consent. The Company anticipates a late January date for this corporate action by written consent. DLB currently has 12,975,000 shares outstanding. Option acceleration under existing incentive plans may affect the shares outstanding at closing. Charles Davidson, Mark Liddell and Mike Liddell, who collectively own over 75% of DLB's outstanding common stock, have each entered into a proxy agreement with Chesapeake pursuant to which, among other things, they have agreed to vote all shares of common stock owned by them in favor of the merger at the DLB special meeting or pursuant to a written consent in lieu of meeting.

                               DLB OIL & GAS, INC









                         PART I. FINANCIAL INFORMATION
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS














              FORMING A PART OF FORM 10-Q QUARTERLY REPORT TO THE
                       SECURITIES AND EXCHANGE COMMISSION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q included "forward-looking statements" within the meaning of
Section 27A of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included in the Form 10-Q that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth o the Company's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements, These statements are based on certain assumptions and analysis made by the Company in light of its experience and it perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties; general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other oil and gas companies; changes in laws or regulations; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in the Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized, or even if realized, that they will have the expected consequences to or the effects on the Company or its business or operations.

     The following discussion is intended to assist in an understanding of the Company's financial position as of September 30, 1997, and its results of operations for the three month and the nine month periods ended September 30, 1997 and 1996. The Consolidated Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to DLB,s 1996 annual report on Form 10-K.

RESULTS OF OPERATIONS



The following table sets forth certain financial and production information of the Company

FINANCIAL DATA (in thousands)                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                       ----------------------     ---------------------
                                                         1997          1996         1997         1996
                                                       --------      --------     --------     --------
                                                              (UNAUDITED)              (UNAUDITED)
Revenues
    Oil                                                $  6,262      $  3,827     $ 15,921     $  9,676
    Natural gas                                           5,776         3,907       17,652        8,054
                                                       --------      --------     --------     --------
                                                         12,038         7,734       33,573       17,730
    Contract drilling                                     5,424            --       12,644           --
    Natural gas gathering, processing & trans               418           196        1,207          586
    Interest & other income                                 169            59          300          351
                                                       --------      --------     --------     --------
                                                         18,049         7,989       47,724       18,667
                                                       --------      --------     --------     --------
Expenses
    Lease operating (1)                                   4,050         1,810        8,508        3,923
    Gross production taxes                                  940           514        2,280        1,202
    Contract drilling                                     3,884            --        8,916           --
    General & administrative (2)                          1,696           520        3,738        1,985
    Loss on sale of asset                                    --            --           --          208
                                                       --------      --------     --------     --------
                                                         10,570         2,844       23,442        7,318
EBITDA (3)                                                7,479         5,145       24,282       11,349
Depreciation, depletion & amortization (4)                6,969         2,870       14,398        6,695
Earnings before interest and taxes                          510         2,275        9,884        4,654
Interest expense                                          2,059           550        4,790          801
                                                       --------      --------     --------     --------
Earnings (loss) before income taxes                      (1,549)        1,725        5,094        3,853
Minority interest                                           994            --          994           --
Income taxes - deferred                                     147           651        2,654        1,454
                                                       --------      --------     --------     --------
Net income (loss)                                      $   (702)     $  1,074     $  3,434     $  2,399
                                                       ========      ========     ========     ========

PER SHARE DATA
Net income  (loss)                                     $  (0.05)     $   0.08     $   0.25     $   0.18
                                                       ========      ========     ========     ========
Weighted average common and
    common equivalent shares                             12,975        12,975       13,488       12,979

PRODUCTION DATA (in thousands except prices) (5)
Oil (Mbbl)                                                  340           183          780          479
Natural gas (Mmcf)                                        2,600         1,663        6,875        3,606
Barrel oil equivalent (MBOE)                                773           460        1,926        1,080
Oil ($/Bbl)                                            $  18.42      $  20.91     $  20.41     $  20.20
Gas ($/Mcf)                                                2.22          2.35         2.57         2.23
$/BOE                                                     15.57         16.51        17.43        16.42
EXPENSE DATA ($/BOE)
Lease operating                                        $   5.24      $   3.93     $   4.42     $   3.63
Gross production taxes                                     1.22          1.12         1.18         1.11
Depreciation, depletion and amortization (4)               7.85          5.91         6.39         5.80
General and administrative (2)                             1.85          1.13         1.59         1.84

(1) The components of lease operating expense may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include administrative overhead, maintenance and repairs and labor and utilities.

(2) General and administrative expense relating to oil and gas operations is $1.4 and $3.1 million and general and administrative expenses associated with contract drilling operations is $0.3 and $0.7 million for the three month and nine month periods ended September 30, 1997. (Only general and administrative expenses relating to oil and gas operations were used in the general and administrative expense per Boe calculation.)

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

(4) DD&A related to oil and gas operations is $6.1 million and $2.7 million for the three months ended September 30, 1997 and 1996 respectively. DD&A related to oil and gas operations in $12.3 million and $6.3 million for the nine months ended September 30, 1997 and 1996 respectively. DD&A related to contract drilling operations is $0.7 million for the three months ended September 30, 1997 and $1.5 million for the nine months ended September 30, 1997. The remaining $0.2 million and $0.2 million for the three months ended September 30, 1997 and 1996 respectively and $0.6 million and $0.4 million for the nine months ended September 30, 1997 and 1996 respectively of DD&A related to gas processing, gathering and disposal assets and other non-oil and gas property equipment. (Only DD&A related to oil and gas operations was used in the DD&A per Boe calculations.)

(5) Production and expense data per BOE includes the 52% minority interest of WRT.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996


REVENUES ~ Total revenues for the three months ended September 30, 1997 were $18.0 million, an increase of $10.0 million from the comparable period in 1996. The 125% increase in revenues was primarily related to the inclusion of operations of Bonray Drilling Corporation, which was acquired in February 1997 and an increased level of oil and gas sales as a result of the acquisition of WRT Energy Corporation ("WRT"). Revenues attributable to Bonray Drilling Corporation and WRT for the three month period ended September 30, 1997 were $5.4 million and $4.4 million, respectively.

Production of oil and gas was 340 Mbbl and 2,600 Mmcf, respectively, during the three months ended September 30, 1997 as compared to 183 Mbbl and 1,663 Mmcf, respectively during the same period of 1996 as a result of the acquisition of the WRT properties, which produced 154 Mbbl and 583 Mmcf. The increases in production primarily caused oil and gas sales revenues to increase $4.3 million to $12.0 million in 1997. The average price received for oil slightly decreased to $18.42 per barrel during the three months ended September 30, 1997 from $20.91 for the three months ended September 30, 1996. The average price received for natural gas slightly decreased to $2.22 per Mcf during the three months ended September 30, 1997 from $2.35 per Mcf for the same period of 1996.

LEASE OPERATING EXPENSE ~ Lease operating expense increased to $4.1 million for the three months ended September 30, 1997 from $1.8 million for the same period of 1996. On a Boe basis, lease operating expenses were $5.24 per Boe for the three months ended September 30, 1997 as compared to $3.93 per Boe for the comparable period of 1996. This increase per Boe was primarily a result of the acquisition of the WRT properties during the three months ended September 30, 1997 as compared to the same period in 1996. The lease operating expense associated with WRT ws $7.02 per Boe.

GROSS PRODUCTION TAXES ~ Gross production taxes increased 83% to $0.9 million during the three months ended September 30, 1997 from $0.5 million during the same period of 1996. This increase was due to increased oil and gas sales revenues.

CONTRACT DRILLING EXPENSE ~ Contract drilling expense was $3.9 million for the three months ended September 30, 1997. This expense relates to the operation of the drilling rigs acquired in the acquisition of Bonray Drilling Corporation in February 1997. (See Note 2 to the consolidated financial statements.)

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE ~ Depreciation, depletion and amortization (DD&A) expense was $7.0 million and $2.9 million for the three months ended September 30, 1997 and 1996, respectively. The increase in DD&A was primarily a result of the increased DD&A rate resulting from the acquisition of WRT in July 1997, and to a lesser extent, increased production. The DD&A rate per Boe related to oil and gas properties increased to $7.85 from $5.91 for the three months ended September 30, 1997 and 1996, respectively. The per barrel cost of the WRT reserve at acquisition was $9.87.

GENERAL AND ADMINISTRATIVE EXPENSE ~ General and administrative expense increased 226% to $1.7 million for the three months ended September 30, 1997 from $0.5 million during the same period of 1996. WRT's general and administrative expense of $0.6 million and $0.3 million of general and administrative expenses from the Company's drilling rig operations were the primary factors of the increase.

INTEREST EXPENSE ~ Interest expense for the three months ended September 30, 1997 increased 274% to $2.1 million as compared to $0.6 million during the same period of 1996. The Company's average debt outstanding was $98.3 million for three months ended September 30, 1997 as compared to $30.6 million for the three months ended September 30, 1996. The average amount of debt outstanding increased due to the acquisitions of the Bonray Drilling Corporation, West Cote Blanche Bay and WRT. (See Note 2 to the consolidated financial statements.)

INCOME (LOSS) BEFORE INCOME TAXES ~ Income (loss) before income taxes was a $1.5 million loss for the three months ended September 30, 1997 compared to $1.7 million in income for the same period of 1996 primarily due to the factors described above, including depreciation due to the acquisition of WRT, increased lease operating expenses, and interest expense.

NET INCOME (LOSS) ~ Net income (loss) was $0.7 million for the three months ended September 30, 1997 compared to $1.1 million income for the same period in 1996 as a result of the items described above. The effective income tax rate is higher than the corresponding period in 1996, as the loss incurred by WRT creates a net operating loss carryforward that pursuant to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" is not probable of being utilized and is therefore fully allowed for and not available to provide a financial income tax benefit that would reduce DLB's consolidated financial income tax provision.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES ~ Total revenues for the nine months ended September 30, 1997 were $47.7 million, an increase of $29.0 million from the comparable period in 1996. The 155% increase in revenues was primarily related to the inclusion of revenues during the full period from the production of the Amerada Hess properties, which were acquired in May 1996 and operations of Bonray Drilling Corporation which were acquired in February 1997 and production of the WRT properties acquired in July 1997. In addition, a 6% increase in product prices contributed to increased revenues during the nine months ended September 30, 1997 as compared to the same period in 1996. Revenues attributable to Bonray Drilling Corporation for the nine month period ended September 30, 1997 were $12.6 million.

Production of oil and gas was 780 Mbbl and 6,875 Mmcf, respectively, during the nine months ended September 30, 1997 as compared to 479 Mbbl and 3,606 Mmcf, respectively during the same period of 1996. The increases in production primarily caused oil and gas sales revenues to increase $15.9 million to $33.6 million in 1997. The average price received for oil increased slightly to $20.41 per barrel during the nine months ended September 30, 1997 from $20.20 for the nine months ended September 30, 1996. The average price received for natural gas increased slightly to $2.57 per Mcf during the nine months ended September 30, 1997 from $2.23 per Mcf for the same period of 1996.

LEASE OPERATING EXPENSE ~ Lease operating expense increased to $8.5 million for the nine months ended September 30, 1997 from $3.9 million for the same period of 1996. On a Boe basis, lease operating expenses were $4.42 per Boe for the nine months ended September 30, 1997 as compared to $3.63 per Boe for the comparable period of 1996. This increase per Boe was due to a result of the acquisition of the WRT properties in the nine months ended September 30, 1997 as compared to the same period in 1996.

GROSS PRODUCTION TAXES ~ Gross production taxes increased 90% to $2.3 million during the nine months ended September 30, 1997 from $1.2 million during the same period of 1996. This increase was due to increased oil and gas sales revenues.

CONTRACT DRILLING EXPENSE ~ Contract drilling expense was $8.9 million for the nine months ended September 30, 1997. This expense relates to the operation of the drilling rigs acquired in the acquisition of Bonray Drilling Corporation in February 1997. (See Note 2 to the consolidated financial statements.)

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE ~ DD&A expense was $14.4 million and $6.7 million for the nine months ended September 30, 1997 and 1996, respectively. The increase in DD&A was primarily a result of the increased production due to the acquisition of WRT in July 1997. The DD&A rate per Boe related to oil and gas properties increased to $6.39 from $5.80 for the nine months ended

September 30, 1997 and 1996 respectively, resulting primarily from the increase in capitalized costs due to the acquisition.

GENERAL AND ADMINISTRATIVE EXPENSE ~ General and administrative expense increased 88% to $3.7 million for the nine months ended September 30, 1997 from $2.0 million during the same period of 1996. The increase was primarily attributable to $0.7 million in general and administrative expenses as a result of the Company' drilling rig operations and $0.6 million of general and administrative expenses related to WRT acquired in July 1997

INTEREST EXPENSE ~ Interest expense for the nine months ended September 30, 1997 was $4.8 million. The Company's average debt outstanding was $77.1 million for nine months ended September 30, 1997 compared to $14.5 million for the nine months ended September 30, 1996. The average amount of debt outstanding increased due to the 1996 acquisition of the Amerada Hess properties and the 1997 acquisitions of Bonray Drilling Corporation, and West Cote Blanche Bay, as well as 1996 and 1997 investments in WRT Energy. (See Note 2 to the consolidated financial statements.)

NET LOSS ON SALE OF ASSETS ~ The Company recognized a net loss of $0.2 million loss on the sale of assets for the nine months ended September 30, 1996 as a result of the dissolution of the Carmen Field Joint Venture and the related sale of gathering, processing and compression facilities. (See Note 5 to the consolidated financial statements.)

INCOME BEFORE INCOME TAXES ~ Income before income taxes increased to $5.1 million for the nine months ended September 30, 1997 from $3.9 million for the same period of 1996 primarily due to the factors described above, including increased oil and gas revenues due to the acquisition of the Amerada Hess properties and Bonray Drilling. This increase in revenues was partially offset by increased lease operating expenses, contract drilling expenses, depreciation and interest expense.

NET INCOME ~ Net income increased to $3.4 million for the nine months ended September 30, 1997 from $2.4 million the same period in 1996 as a result of the items described above, primarily increased production and increased prices and the effect of the Company's drilling operations. The effective income tax rate is higher than the corresponding period in 1996, as the loss incurred by WRT creates a net operating loss carryforward that pursuant to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" is not probable of being utilized and is therefore fully allowed for and not available to provide a financial income tax benefit that would reduce DLB's consolidated financial income tax provision.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

The following table presents comparative cash flows of the Company for the nine months ended September 30, 1997 and 1996.

                                                             Nine Months Ended
                                                               September 30,
                                                         -----------------------
                                                           1997           1996
                                                         --------       --------
                                                             (in thousands)
Net cash provided by operating activities                $ 17,445       $  9,579
Net cash used in investing activities                     (54,934)       (50,955)
Net cash provided by (used in) financing activities        45,242         31,819


Net cash provided from operating activities increased $7.9 million to $17.4 million during the nine months ended September 30, 1997 from $9.6 million during the same period of 1996, relating to an increase in net income as well as positive changes in working capital components.

Net cash used in investing activities was $54.9 million for the nine months ended September 30, 1997, as compared to $51.0 million during the same period of 1996. The increase of $3.9 million was primarily attributable to acquisitions of Bonray Drilling Corporation and WRT and expenditures for the exploration, development and acquisitions of other property and equipment. (See Note 2 to the consolidated financial statements.)

As of September 30, 1997, the Company had cash balances of $11.8 million and working capital of $8.2 million. The increase in working capital of $7.0 million as of September 30, 1997, from $1.2 million as of December 31, 1996, is primarily a result of financing activities and reduced capital expenditure during the latter portion of the nine months ended September 30, 1997.

CAPITAL EXPENDITURES ~ The following table sets forth the Company's expenditures for exploration, development, property acquisition, drilling equipment, gas plant and gathering facilities and other property and equipment for the nine months ended September 30, 1997 and 1996.

                                          September 30, (1)
                                        --------------------
                                          1997         1996
                                        -------      -------
                                           (in thousands)
Exploration costs                       $ 5,366      $ 7,727
Development costs                         9,414        4,256
Property acquisition costs                  329       33,133
Drilling equipment                       17,889           --
Gas plant and gathering facilities          837          396
Other property and equipment                603          227
                                        -------      -------
                                        $34,438      $45,739
                                        =======      =======



(1) This table includes WRT's capital expenditure since July 11, 1997. This table does not include the costs to acquire WRT.

The Company had budgeted up to a total of $66.0 million in capital expenditures in 1997. In addition to the capital expenditures set forth in the table above, the Company anticipates additional capital expenditures for oil and gas exploration activities. However, as a result of the merger agreement signed on October 22, 1997 with Chesapeake Energy Corporation related to the Company's Mid-Continent and Barbados assets, as well as the merger agreement signed on October 16, 1997 between the Company and Bayard Drilling Technologies related to the Company's drilling operations, the total level of expenditures for 1997 cannot be anticipated.

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

The 1997 Credit Facility is secured by substantially all of the Company's assets and contains various restrictive covenants. As of September 30, 1997, outstanding borrowings under the 1997 credit facility were $62.0 million. As of October 31, 1997, outstanding borrowings under the 1997 credit facility were $62.0 million, leaving $3.0 million in available borrowing capacity.

On July 11, 1997, the Company established an additional credit facility, via one of its wholly owned subsidiaries, with a banking institution, which provides for borrowings up to $23,000,000. This facility was used to finance the Company's obligations under the WRT rights offering and to partially refinance indebtedness under the 1997 Facility. The maturity date of this facility is January 11, 1999. As of October 31, 1997, outstanding borrowings were $23.0 million.

Under the terms of the New Credit Facility, the Company may elect to be charged the ABR rate plus a specified margin or the Eurodollar rate plus a specified margin. The loan agreement contains restrictive covenants requiring among other things, maintenance at specific levels of tangible net worth, working capital and specific financial ratios, as well as limiting payment of dividends.

LIQUIDITY ~ The Company intends to meet the remainder of its 1997 capital expenditures and its other obligations primarily from existing cash balances, cash flow from operations and borrowings to the extent of availability under the 1997 Credit Facility and the New Credit Facility. The Company's cash flow from operations will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial and business conditions and other factors, many of which are beyond its control.

The Company does not intend to pay dividends on its common stock in the near future. The Company will redeploy earnings generated.

In future periods, the Company expects to recognize deferred income taxes of approximately 37% to 39% of income before income taxes. The majority of the Company's income tax expense is expected to be recognized as deferred income tax expense due to the present tax treatment of oil and gas exploration costs.

The Company may from time to time enter into certain swap or hedge transactions in an attempt to mitigate price volatility on production that is subject to market sensitive pricing. To the extent the Company is unable to effect such transactions, continued fluctuations in oil and gas prices could have an effect on the Company's operating results. The Company has entered into futures contracts to fix the sales price of certain of its gas production during 1997. The Company has entered into gas futures contracts for the months of October and November, with volumes ranging from 340,000 to 250,000 Mcf of gas per month and prices ranging from $2.99 per Mcf in October to $3.05 per Mcf in November.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED ~ In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and restatement of prior-period earnings per share data is required. The new standard will not apply to DLB's financial statements until the fourth quarter of 1997. SFAS No. 128 revises the current calculation methods and presentation of primary and fully diluted earnings per share. The company has reviewed the requirements of SFAS No. 128, and has concluded that they will increase DLB's historical primary earnings per share amounts to ($0.07) per share for the second quarter of 1997 and be consistent for the diluted earnings per share amount ($0.07).

 PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits required by item 601 of Regulation S-K are as follows:

           2.3  Agreement for Purchase and Sale dated April 16, 1996, between
                Amerada Hess Corporation and DLB Oil & Gas, Inc. (the "Agreement for Purchase and Sale"). (4)

           2.4  Letter agreement amending Agreement for Purchase and Sale dated
                May 7, 1996.(3)

           2.5  Letter agreement amending Agreement for Purchase and Sale dated
                May 31, 1996.(3)

           3.3  Amended and Restated Certificate of Incorporation (1)

           3.4  Amended and Restated Bylaws (1)

          10.21 Lease of office space, Oklahoma City, Oklahoma (1)

          10.22 Credit Agreement dated December 28, 1995, between Registrant and First Union National Bank of North Carolina (2)

          10.23 Stock Option Agreement by and between Registrant and Mike
                Liddell (1)

          10.24 Stock Option Agreement by and between Registrant and Mark
                Liddell (1)

          10.25 Employment Agreement by and between Registrant and Mike Liddell (1)

          10.26 Employment Agreement by and between Registrant and Mark Liddell (1)

          10.27 DLB Oil & Gas Stock Option Plan (1)

          10.28 DLB Oil & Gas Omnibus Equity Compensation Plan (1)

          10.29 Shareholder's Agreement by and among Charles E. Davidson, Mike
                Liddell and Mark Liddell dated May 25, 1995 (1)

          10.30 Agreement for Dissolution of Joint Venture dated February 9,
                1996, between DLB Oil & Gas, Inc., Magic Circle Acquisition
                Corporation and Magic Circle Energy Corporation, Carmen Field
                Limited Partnership, and Carmen Field Joint Venture (2)

          10.31 First Amendment to the Credit Agreement dated June 30, 1996, between Registrant and First Union National Bank of North
                Carolina (4)

          10.32 Credit Agreement Dated as March 5, 1997 between Registrant and
                Chase Manhattan Bank (5)

          10.33 Second Amended Disclosure Statement Under 11 U.S.C. Section
                1125 in Support of Debtor and DLBW's Second Amended Joint Plan of Reorganization Under Chapter 22 of the United States
                Bankruptcy Code (5)

          10.34 Texaco Agreements (5)

          10.35 First Amendment to the Credit Agreement dated March 12, 1997, between Registrant and Chase Manhattan Bank (5)

          10.36 Warrant Agreement dated July 10, 1997 (7)

          10.37 Registration Rights Agreement dated July 10, 1997 (7)

          10.38 Commitment Agreement dated January 20, 1997 (7)

          10.39 Subscription Rights Agreement (7)

          10.40 Liquidating Trust Agreement dated July 10, 1997 (7)

          22.0  Subsidiaries of the Company (1)

          27.0  Financial Data Schedule

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


(b) Registrant filed the following reports on Form 8-K's filed the quarter ended September 30, 1997:

      NONE

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                   DLB OIL & GAS, INC.


Date: November 14, 1997            /s/ MARK LIDDELL
                                   --------------------------------------------
                                   Mark Liddell, President



Date: November 14, 1997            /s/ RONALD D. YOUTSEY
                                   --------------------------------------------
                                   Ronald D. Youtsey, Chief Financial Officer

                                 EXHIBIT INDEX

           2.3  Agreement for Purchase and Sale dated April 16, 1996, between
                Amerada Hess Corporation and DLB Oil & Gas, Inc. (the "Agreement for Purchase and Sale"). (4)

           2.4  Letter agreement amending Agreement for Purchase and Sale dated
                May 7, 1996.(3)

           2.5  Letter agreement amending Agreement for Purchase and Sale dated
                May 31, 1996.(3)

           3.3  Amended and Restated Certificate of Incorporation (1)

           3.4  Amended and Restated Bylaws (1)

          10.21 Lease of office space, Oklahoma City, Oklahoma (1)

          10.22 Credit Agreement dated December 28, 1995, between Registrant and First Union National Bank of North Carolina (2)

          10.23 Stock Option Agreement by and between Registrant and Mike
                Liddell (1)

          10.24 Stock Option Agreement by and between Registrant and Mark
                Liddell (1)

          10.25 Employment Agreement by and between Registrant and Mike Liddell (1)

          10.26 Employment Agreement by and between Registrant and Mark Liddell (1)

          10.27 DLB Oil & Gas Stock Option Plan (1)

          10.28 DLB Oil & Gas Omnibus Equity Compensation Plan (1)

          10.29 Shareholder's Agreement by and among Charles E. Davidson, Mike
                Liddell and Mark Liddell dated May 25, 1995 (1)

          10.30 Agreement for Dissolution of Joint Venture dated February 9,
                1996, between DLB Oil & Gas, Inc., Magic Circle Acquisition
                Corporation and Magic Circle Energy Corporation, Carmen Field
                Limited Partnership, and Carmen Field Joint Venture (2)

          10.31 First Amendment to the Credit Agreement dated June 30, 1996, between Registrant and First Union National Bank of North
                Carolina (4)

          10.32 Credit Agreement Dated as March 5, 1997 between Registrant and
                Chase Manhattan Bank (5)

          10.33 Second Amended Disclosure Statement Under 11 U.S.C. Section
                1125 in Support of Debtor and DLBW's Second Amended Joint Plan of Reorganization Under Chapter 22 of the United States
                Bankruptcy Code (5)

          10.34 Texaco Agreements (5)

          10.35 First Amendment to the Credit Agreement dated March 12, 1997, between Registrant and Chase Manhattan Bank (5)

          10.36 Warrant Agreement dated July 10, 1997 (7)

          10.37 Registration Rights Agreement dated July 10, 1997 (7)

          10.38 Commitment Agreement dated January 20, 1997 (7)

          10.39 Subscription Rights Agreement (7)

          10.40 Liquidating Trust Agreement dated July 10, 1997 (7)

          22.0  Subsidiaries of the Company (1)

          27.0  Financial Data Schedule

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


(b) Registrant filed the following reports on Form 8-K's filed the quarter ended September 30, 1997:

      NONE